Form 10-Q
period 1995-04-29
S&K FAMOUS BRANDS INC
filed 1995-06-07
CIK 723924

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[ X ]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 29, 1995

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _________________

                          Commission File No. 0-11682

                           S & K FAMOUS BRANDS, INC.
                   ...........................................

             (Exact name of registrant as specified in its charter)

               Virginia                                         54-0845694
       .......................                             ....................
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

    11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
    .......................................................................
                    (Address of principal executive offices)

Registrant's telephone number, including area code:             (804) 346-2500
                                                                ..............

                                 Not Applicable
              ...................................................
              Former name, former address and former fiscal year,
                         if changed since last report.

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
    (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes    X      No _____


    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 29, 1995.

               4,844,159 shares of Common Stock, $0.50 par value




PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                           S & K FAMOUS BRANDS, INC.
                              Statements of Income
                                  (unaudited)

                                                                        Three Months Ended

                                                                 April 29,               April 30,
                                                                   1995                    1994
                                                                                        As restated
Net income  . . . . . . . . . . . . . . . . . . . . . . . .   $  28,746,079           $  24,688,433
Cost of sales   . . . . . . . . . . . . . . . . . . . . . .      15,854,622              13,986,062

Gross profit  . . . . . . . . . . . . . . . . . . . . . . .      12,891,457              10,702,371

Other costs and expenses:
  Selling, general and administrative   . . . . . . . . . .      11,103,416               9,396,016
  Interest    . . . . . . . . . . . . . . . . . . . . . . .         202,985                 137,017
  Depreciation and amortization   . . . . . . . . . . . . .         533,369                 473,000
  Other, net    . . . . . . . . . . . . . . . . . . . . . .         (69,579)                (14,672)


Income before income taxes  . . . . . . . . . . . . . . . .       1,121,266                 711,010
Provision for income taxes  . . . . . . . . . . . . . . . .         426,100                 272,500

Net income  . . . . . . . . . . . . . . . . . . . . . . . .   $     695,166           $     438,510

Net income per common share   . . . . . . . . . . . . . . .   $        0.14           $        0.09

Weighted average common shares outstanding  . . . . . . . .       4,840,454               4,825,237

  See notes to financial statements.

                           S & K FAMOUS BRANDS, INC.
                                 Balance Sheets

                                                                  April 29,            April 30,           January 28,
                                                                    1995                 1994                 1995
                                                                (unaudited)          (unaudited)
                                                                                     As restated          As restated
Assets

Current assets:
   Cash     . . . . . . . . . . . . . . . . . . . . . .       $      317,712       $      253,762       $      584,887
   Accounts receivable  . . . . . . . . . . . . . . . .              448,296              514,407              320,199
   Merchandise inventories  . . . . . . . . . . . . . .           45,443,902           44,703,727           40,397,436
   Other current assets . . . . . . . . . . . . . . . .            2,195,985            1,948,641            2,263,805
      Total current assets  . . . . . . . . . . . . . .           48,405,895           47,420,537           43,566,327

Property and equipment, at cost:
   Land and corporate facility  . . . . . . . . . . . .            5,130,826            5,127,240            5,130,826
   Furniture, fixtures and equipment  . . . . . . . . .           10,489,624            9,429,966           10,415,365
   Leasehold improvements . . . . . . . . . . . . . . .           10,286,751            8,861,272           10,227,203
                                                                  25,907,201           23,418,478           25,773,394

   Less:  Accumulated depreciation and amortization  .            11,565,305            9,573,160           10,974,249
                                                                  14,341,896           13,845,318           14,799,145

Other assets  . . . . . . . . . . . . . . . . . . . . .            2,098,980            1,663,669            1,975,313
                                                              $   64,846,771       $   62,929,524       $   60,340,785

Liabilities and Shareholders' Equity

Current liabilities:
   Current maturities of long-term debt   . . . . . . .       $      180,000       $      180,000       $      180,000
   Accounts payable   . . . . . . . . . . . . . . . . .           11,973,224           11,554,493            5,632,133
   Accrued expenses:
      Compensation-related items  . . . . . . . . . . .              640,499              468,990              980,365
      Current and deferred income taxes . . . . . . . .              933,673              896,166            1,120,887
      Other current liabilities . . . . . . . . . . . .            1,259,125              976,556            1,009,159

          Total current liabilities . . . . . . . . . .           14,986,521           14,076,205            8,922,544

Industrial Development Revenue Bond . . . . . . . . . .            2,475,000            2,655,000            2,520,000
Long-term debt  . . . . . . . . . . . . . . . . . . . .            7,959,193            9,559,237           10,263,498
Deferred income taxes . . . . . . . . . . . . . . . . .            1,132,095              991,640            1,075,945

Commitments
Shareholders' equity:
   Preferred stock, $1 par value; authorized shares,
      500,000;  issued and outstanding shares, none . .
   Common stock, $.50 par value, authorized shares,
      10,000,000; issued and outstanding shares,
      4,844,159, 4,838,445 and 4,838,445, respectively             2,422,080            2,419,223            2,419,223
   Capital in excess of par value . . . . . . . . . . .            6,402,428            6,365,287            6,365,287
   Retained earnings  . . . . . . . . . . . . . . . . .           29,469,454           26,862,932           28,774,288
                                                                  38,293,962           35,647,442           37,558,798
                                                              $   64,846,771       $   62,929,524       $   60,340,785

  See notes to financial statements.

                           S & K FAMOUS BRANDS, INC.
                            Statements of Cash Flows
                          Increase (Decrease) in Cash
                                  (unaudited)

                                                                               Three Months Ended
                                                                       April 29,                April 30,
                                                                         1995                    1994
                                                                                               As restated
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . .          $    695,166             $    438,510

  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
     Depreciation and amortization  . . . . . . . . . . . .                633,771                 552,729
     Loss on property dispositions, net   . . . . . . . . .                  5,375                  31,808
     Other  . . . . . . . . . . . . . . . . . . . . . . . .                 30,694                  28,420
     Changes in assets and liabilities:
        Accounts receivable   . . . . . . . . . . . . . . .               (128,097)                (70,107)
        Inventories   . . . . . . . . . . . . . . . . . . .             (5,046,466)             (6,108,916)
        Other current assets  . . . . . . . . . . . . . . .                 67,820                (281,008)
        Other assets  . . . . . . . . . . . . . . . . . . .               (123,667)               (124,189)
        Accounts payable and accrued expenses   . . . . . .              6,291,189               7,121,266
        Income taxes and deferred income taxes  . . . . . .               (131,064)               (258,981)

  Net cash provided by operating activities   . . . . . . .              2,294,721                1,329,532

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . .               (181,897)               (601,134)
  Proceeds from property dispositions   . . . . . . . . . .                      0                   2,000
  Net cash used for investing activities  . . . . . . . . .               (181,897)               (599,134)

Cash flows from financing activities:
  Net borrowings under revolving bank lines of credit   . .             (2,334,999)               (932,000)
  Proceeds from exercise of stock options   . . . . . . . .                      0                  95,438
  Reduction of long-term debt   . . . . . . . . . . . . . .                (45,000)                (45,000)
  Net cash used for financing activities  . . . . . . . . .             (2,379,999)               (881,562)

Net decrease in cash  . . . . . . . . . . . . . . . . . . .               (267,175)               (151,164)
Cash at beginning of period . . . . . . . . . . . . . . . .                584,887                 404,926
Cash at end of period . . . . . . . . . . . . . . . . . . .          $     317,712            $    253,762

Supplemental cash flow information:
  Cash paid during the period for:
     Interest   . . . . . . . . . . . . . . . . . . . . . .          $     191,500            $    130,300
     Income taxes   . . . . . . . . . . . . . . . . . . . .                560,500                 560,700

  See notes to financial statements.

                           S & K FAMOUS BRANDS, INC.

                         Notes to Financial Statements

A.    Accounting Policies

      The accompanying unaudited interim financial statements have been prepared by the Company in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly reporting. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair representation of the financial position and results of operations for interim periods.

B.    Interim Results of Operations

      The Company's business is highly seasonal, with peak sales periods occurring during its fourth fiscal quarter which includes the Christmas
season.    The  net  earnings  of any interim quarter are seasonally
disproportionate  to  net sales since administrative and certain operating
expenses remain relatively constant during  the  year.    Consequently,  interim
results should not be considered necessarily indicative of the results for the entire fiscal year.

C.    Accounting Change

      During the first quarter of fiscal 1996, the Company changed its method of determining the cost of the majority of its inventories to the average cost method. The Company had previously determined the cost of the majority of its inventories using the last-in, first-out retail inventory method. Under the retail LIFO inventory method, the Company has experienced no significant inflation in retail prices in recent years. At the same time, the Company had experienced cost reductions for certain goods as a result of volume and
inventory  sourcing  efficiencies.   Using the average cost method, the Company
will track inventory costs for approximately 130 inventory categories which are used to classify the Company's inventory. Management believes that reporting inventories using the average cost method will result in better matching of revenues and costs and reporting on a basis more consistent with other companies in its industry.

      The change in the method of valuing inventories has been applied retroactively and the affect on net income per share as previously reported is as follows:

                                                    Decrease In
                                             Fiscal 1995 Quarter Ended
                                                    (unaudited)
                                         April    July    October  January

       Net income  . . . . . . . . . .  $43,530  $43,709  $47,865  $63,036

       Net income per share  . . . . .   $.01     $.01     $.01     $.01

                                                     Decrease In
                                                 Years Ended January
                                              1995              1994

       Net income  . . . . . . . . . .       $198,140         $404,301

       Net income per share  . . . . .         $.04             $.09

The balances of retained earnings for fiscal 1995 and 1994 have been adjusted for the affect (net of income taxes) of applying retroactively the new method of accounting.

D.    Expansion

      Since  the beginning of the year the Company has opened one new 3,285
square foot store in Durham, North Carolina  on  March  29,  1995.   The Company
also closed its 3,000 square foot Azalea Mall store in Richmond, Virginia in late March since it had not met the Company's sales and earnings expectations.

E.    Stock Purchase Loan Plan

      On May 25, 1995, the shareholders approved the Company's Stock Purchase
Loan Plan.  Under this Plan, the Company    issued  214,275  shares  of  stock
to seventeen Company officers and has loans with these officers approximating $1.5 million.

Item 2.    MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Three Months Ended April 29, 1995, Compared to Three Months Ended April 30, 1994

RESULTS OF OPERATIONS

     The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months ended April 29, 1995 and April 30, 1994.

                                                      Percentage of Net Sales
                                                         Three Months Ended

                                                                       Restated
                                                      4/29/95          4/30/94


     Net sales    . . . . . . . . . . . . . . . .      100.0%           100.0%
     Cost of sales    . . . . . . . . . . . . . .       55.2             56.7
     Gross profit   . . . . . . . . . . . . . . .       44.8             43.3
     Other costs and expenses:
       Selling, general and administrative    . .       38.6             38.0
       Interest     . . . . . . . . . . . . . . .         .7               .5
       Depreciation and amortization    . . . . .        1.8              1.9
       Other, net   . . . . . . . . . . . . . . .        (.2)             - -
     Income before income taxes   . . . . . . . .        3.9              2.9
     Provision for income taxes     . . . . . . .        1.5              1.1
     Net income   . . . . . . . . . . . . . . . .        2.4%             1.8%

     Net sales in the first quarter of fiscal 1996 increased 16.4%, or $4.1 million, over the same period last year, and reflects the net addition of 15 new stores. Comparable store sales were up approximately 9%. The sales increases were attributable to strong performance in suits and an increased marketing campaign. The Company has opened one store since the beginning of fiscal 1996 while also closing a store in late March. There were 172 stores in operation as of April 29,1995, compared to 157 stores at April 30, 1994.

     Cost of sales in the first quarter of fiscal 1996 decreased to 55.2% of net sales from 56.7% of net sales for the same period last year and was primarily the result of decreased markdowns, and to a lesser degree, improved initial markup on inventory purchased.

     Selling, general and administrative expenses in the first quarter of fiscal 1996 were 38.6% of net sales compared to 38.0% of net sales for
the  first  quarter  of  fiscal  1995.   This increase was primarily
attributable to planned higher advertising costs initiated to increase market share offset by, to a lesser degree, the leveraging of fixed overhead and rent costs against 16.4% higher sales.

     Interest  expense was .7% of net sales in the first quarter of fiscal 1996
compared with .5% of net sales last  year.    Although  average  borrowing
levels for the period decreased approximately 15% from last year's levels, increases in interest rates more than offset this improvement.

     Other, net consisted of other income of approximately $70,000 in the first quarter of fiscal 1996 compared to approximated $15,000 last year. Last year's amount was net of the cost of assets written-off with a store closing.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. The Company plans to open a number of new stores in fiscal 1996, while also remodeling several others. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations.

     Operating activities provided net cash of $2.3 million and $1.3 million during the first quarters of fiscal 1996 and 1995 periods, respectively.

     Net cash used in investing activities in fiscal 1996 was for the purpose of store expansion, while fiscal 1995 activities also included both enhancements to the Distribution Center and the remodeling of several stores. Capital expenditures for the first quarter of fiscal 1996 and 1995
approximated $182,000 and $601,000,  respectively.    The Company opened one new
store in the first quarter of fiscal 1996 compared with four new stores last year.

     Financing activities used net cash of approximately $2.4 million and $.9 million in the first quarter of fiscal 1996 and 1995, respectively. Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements. The Company's revolving
credit agreements with two banks  aggregate  $23.0  million.      As  of  April
29, 1995, the Company had net unused commitments of approximately $14.8 million under the agreements.

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The annual meeting of the Company's shareholders was held on May 25, 1995.

           (b) At the annual meeting, the shareholders elected seven directors and approved the Company's Stock Purchase Loan Plan. The results of the voting were as follows:

                 Election of Directors
                     Director                   For       Withheld   Abstain
                 Stuart C. Siegel            4,360,654     20,389       0
                 Robert L. Burrus, Jr.       4,361,154     19,889       0
                 Donald W. Colbert           4,361,354     19,689       0
                 Selwyn  S. Herson           4,361,554     19,489       0
                 Andrew M. Lewis             4,358,904     22,139       0
                 Richard L. Sharp            4,362,254     18,789       0
                 Marshall B. Wishnack        4,361,754     19,288       0

                 Approval of the Stock Purchase Loan Plan
                                             For          Against       Abstain
                                         3,278,298        191,289       17,244

                 Ratification of Price Waterhouse LLP as Independent Accountants
                                            For           Against       Abstain
                                         4,363,200         11,929        5,914

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits - See Index to Exhibits

           (b) There were no reports filed on Form 8-K during the three months ended April 29, 1995.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    S & K FAMOUS BRANDS, INC.
                                                          (Registrant)

Date:  June 7, 1995                             /s/  Robert  E. Knowles
                                                Robert E. Knowles
                                                Executive Vice President,
                                                Chief Financial Officer,
                                                Secretary and Treasurer
                                                (Principal Financial Officer)

Date:  June 7, 1995                             /s/ Janet L. Jorgensen
                                                Janet L. Jorgensen
                                                Vice President and Controller
                                                (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.

(10)     Material Contracts

         a. Stock Purchase Loan Plan filed as Exhibit A to the registrant's definitive proxy statement for the Annual Meeting of Shareholders held on May 25, 1995 (File No. 0-11682) is incorporated herein by this reference.

(18)     Preferability Letter of Independent Accountants

(27)     Financial Data Schedule