Form 10-Q
period 1995-07-29
S&K FAMOUS BRANDS INC
filed 1995-09-06
CIK 723924

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

     (Mark One)

     [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 29, 1995

                                       OR

     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _________________

                          Commission File No. 0-11682

                           S & K FAMOUS BRANDS, INC.
                     ........................................
             (Exact name of registrant as specified in its charter)

            Virginia                                   54-0845694
     ....................                          ....................
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

    11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
  ...........................................................................
                    (Address of principal executive offices)

     Registrant's telephone number, including area code:        (804) 346-2500
                                                              ..................

                                 Not Applicable
  ...........................................................................
                     Former name, former address and former
                   fiscal year, if changed since last report.

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes    X      No _____


       Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 29, 1995.

               5,058,434 shares of Common Stock, $0.50 par value

     PART I.  FINANCIAL INFORMATION
     Item 1.  FINANCIAL STATEMENTS




                              S & K FAMOUS BRANDS, INC.
                                 Statements of Income
                                     (unaudited)

                                                Three Months Ended                    Six Months Ended
                                         July 29, 1995      July 30, 1994      July 29, 1995     July 30, 1994
                                                             As restated                          As restated
Net income                                $27,267,166         $24,821,547      $56,013,245        $49,509,980
Cost of sales                              15,121,826          14,153,702       30,976,448         28,139,764

Gross profit                               12,145,340          10,667,845       25,036,797         21,370,216

Other costs and expenses:
 Selling, general and administrative       10,732,685           9,744,506       21,836,101         19,140,522
 Interest                                     200,158             166,208          403,143            303,225
 Depreciation and amortization                536,545             499,075        1,069,914            972,076
 Other, net                                   (27,227)           (113,813)         (96,806)          (128,485)

Income before income taxes                    703,179             371,869        1,824,445          1,082,878
                                              267,200             138,800          693,300            411,300
Provision for income taxes

Net income                                   $435,979            $233,069       $1,131,145           $671,578


Net income per common share                     $0.09               $0.05            $0.23              $0.14


Weighted average common shares              4,999,567           4,838,445        4,920,011          4,831,841

See notes to financial statements.

                                   S & K FAMOUS BRANDS, INC.
                                         Balance Sheets

                                                                        As restated
                                             July 29, 1995    July 30, 1994   January 28, 1995
                                              (unaudited)      (unaudited)
Assets

Current assets:
 Cash   . . . . . . . . . . . . .            $    189,795     $     214,003    $     584,887
 Accounts receivable  . . . . . .                 395,718           461,897          320,199
 Merchandise inventories  . . . .              40,470,045        40,690,558       40,397,436
 Other current assets   . . . . .               2,196,701         2,226,107        2,263,805
   Total current assets   . . . .              43,252,259        43,592,565       43,566,327

Property and equipment, at cost:
 Land and corporate facility  . .               5,125,041         5,121,909        5,130,826
 Furniture, fixtures and equipment             10,547,041         9,976,654       10,415,365
  Leasehold improvements   . . . .             10,317,364         9,437,996       10,227,203
                                               25,989,446        24,536,559       25,773,394

 Less: Accumulated depreciation and
       amortization   . . . . . . .            12,041,811        10,126,863       10,974,249
                                               13,947,635        14,409,696       14,799,145

Other assets  . . . . . . . . . .               2,170,714         1,759,453        1,975,313
                                             $ 59,370,608     $  59,761,714    $  60,340,785


Liabilities and Shareholders' Equity

Current liabilities:                         $    180,000     $     180,000    $     180,000
 Current maturities of long-term debt
 Accounts payable   . . . . . . .               3,925,983         5,729,363        5,632,133
 Accrued expenses:
   Compensation-related items   .                 853,276           786,515          980,365
   Current and deferred income taxes              317,062           415,377        1,120,887
   Other current liabilities  . .               1,093,513         1,004,962        1,009,159
     Total current liabilities  .               6,369,834         8,116,217        8,922,544

Industrial Development Revenue Bond             2,430,000         2,610,000        2,520,000
Long-term debt  . . . . . . . . .              10,707,887        12,154,658       10,263,498
Deferred income taxes . . . . . .               1,118,270         1,000,329        1,075,945
Commitments
Shareholders' equity:
 Preferred stock, $1 par value; authorized
   shares, 500,000;  issued and
   outstanding shares, none   . .
 Common stock, $.50 par value, authorized
   shares, 10,000,000; issued and               2,529,217         2,419,223        2,419,223
   outstanding shares, 5,058,434,
   4,838,445 and 4,838,445, respectively
 Capital in excess of par value                 7,795,215         6,365,287        6,365,287

 Notes receivable--Stock Purchase Loan
   Plan                                        (1,485,248)                0                0
 Retained earnings  . . . . . . .              29,905,433        27,096,000       28,774,288
                                               38,744,617        35,880,510       37,558,798
                                             $ 59,370,608     $  59,761,714    $  60,340,785

 See notes to financial statements.

                                   S & K FAMOUS BRANDS, INC.
                                    Statements of Cash Flows
                                  Increase (Decrease) in Cash
                                          (unaudited)

                                                                     Six Months Ended
                                                            July 29, 1995       July 30, 1994
                                                                                 As restated
Cash flows from operating activities:
 Net income   . . . . . . . . . . .                         $  1,131,145        $    671,578

 Adjustments to reconcile net income to net cash
   used for operating activities:
   Depreciation and amortization  . .                          1,266,269           1,128,418
   Loss on property dispositions, (net)                           45,548              52,762
   Other  . . . . . . . . . . . . . .                             61,389              56,841
   Changes in assets and liabilities:
    Accounts receivable   . . . . .                              (75,519)            (17,597)
    Inventories   . . . . . . . . .                              (72,609)         (2,095,747)
    Other current assets  . . . . .                               67,104            (558,474)
    Other assets  . . . . . . . . .                             (195,401)           (219,973)
    Accounts payable and accrued expenses                     (1,694,211)          1,668,866
    Income taxes and deferred income taxes                      (761,500)           (757,881)
 Net cash used for operating activities                         (227,785)             (71,207)

Cash flows from investing activities:
 Capital expenditures   . . . . . .                             (464,357)         (1,762,155)
 Proceeds from property dispositions                               4,050               2,000
 Net cash used for investing activities                         (460,307)         (1,760,155)

Cash flows from financing activities:                            383,000            1,635,001
 Net borrowings under revolving bank lines of credit                   0              95,438
 Proceeds from exercise of stock options
 Reduction of long-term debt  . . .                              (90,000)            (90,000)
 Net cash provided by financing activities                       293,000           1,640,439

Net decrease in cash  . . . . . . . .                           (395,092)           (190,923)

Cash at beginning of period . . . . .                            584,887             404,926

Cash at end of period . . . . . . . .                       $    189,795        $    214,003

Supplemental cash flow information:
 Cash paid during the period for:
   Interest   . . . . . . . . . . . .                       $    401,700        $    285,300
   Income taxes   . . . . . . . . . .                          1,458,100           1,171,600

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

C. Accounting Change

   During the first quarter of fiscal 1996, the Company changed its method of determining the cost of the majority of its inventories to the average cost method. The Company had previously determined the cost of the majority of its inventories using the last-in, first-out (LIFO) retail inventory method. Under the retail LIFO inventory method, the Company had experienced no significant inflation in retail prices in recent years. At the same time, the Company had experienced cost reductions for certain goods as a result of volume and inventory sourcing efficiencies. Using the average cost method, the Company will track inventory costs for approximately 130 inventory categories which are used to classify the Company's inventory. Management believes that reporting inventories using the average cost method will result in better matching of revenues and costs and reporting on a basis more consistent with other companies in its industry.

   The change in the method of valuing inventories has been applied retroactively and the effect on net income per share as previously reported is as follows:

                                            Decrease In
                                      Fiscal 1995 Quarter Ended
                                             (unaudited)

                                 April     July     October   January
         Net income  . . .      $43,530   $43,709   $47,865   $63,036
         Net income per share    $.01      $.01      $.01      $.01

                                             Decrease In
                                         Years Ended January

                                      1995                1994
         Net income  . . .          $198,140            $404,301
         Net income per share         $.04                $.09


The balances of retained earnings for fiscal 1995 and 1994 have been adjusted for the effect (net of income taxes) of applying retroactively the new method of accounting.

D. Expansion

   During the second quarter, the Company opened one new 17,700 square foot Menswear Mega Center in the Washington, D.C., market (New Carrollton, Maryland) on June 22, 1995. The Company closed a 3,880 square foot store in Moline, Illinois, and a 3,715 square foot store in Davenport, Iowa, in late July since both stores had not met the Company's sales and earnings expectations.

E. Stock Purchase Loan Plan

   On May 25, 1995, the shareholders approved the Company's Stock Purchase Loan Plan. Under this Plan, the Company issued 214,275 shares of stock to seventeen Company officers and has loans with these officers approximating $1.5 million.


Item 2.  MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Three Months and Six Months Ended July 29, 1995, Compared to Three Months and Six Months Ended July 30, 1994

RESULTS OF OPERATIONS

   The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months and six months ended July 29, 1995 and July 30, 1994.

                                          Percentage of Net Sales
                                 Three Months Ended      Six Months Ended
                                  7/29/95    7/30/94    7/29/95    7/30/94
 Net sales . . . . . . . . . .    100.0 %    100.0 %    100.0 %    100.0 %
 Cost of sales   . . . . . . .     55.4       57.0       55.3       56.8

 Gross profit  . . . . . . . .     44.6       43.0       44.7       43.2
 Other costs and expenses:
   Selling, general and
     administrative  . . . . .     39.4       39.3       39.0       38.7
   Interest  . . . . . . . .         .7         .7         .7         .6
   Depreciation and amortization    2.0        2.0        1.9        2.0
   Other, net  . . . . . . .        (.1)       (.5)       (.1)       (.3)

 Income before incomes taxes        2.6        1.5        3.2        2.2
 Provision for income taxes         1.0         .6        1.2         .8

 Net income  . . . . . . . .        1.6 %       .9 %      2.0 %      1.4 %

   Net sales in the second quarter increased by 9.9%, or $2.4 million, over the same period last year, and reflects the net addition of 11 new stores since July 30, 1994. Comparable store sales were up 3%. For the six-month period, net sales increased by 13.1% or $6.5 million over the same period last year with comparable stores sales up 6%. These sales increases were attributable to strong performance in suits and to an aggressive marketing campaign. During the quarter ended July 29, 1995, the Company opened one new Menswear Mega Center in late June and closed two S&K stores in late July. There were 171 stores in operation as of July 29, 1995, compared to 160 stores at July 30, 1994.

   Cost of sales in the second quarter of fiscal 1996 was 55.4% of net sales compared to 57.0% of net sales for the same period last year. For the six-month period, cost of sales was 55.3% of net sales compared to 56.8% last year. These cost reductions were the result of reduced markdowns associated with the clearance of seasonal merchandise and improved initial markup on new inventory purchases.

   Selling, general and administrative expenses in the second quarter of fiscal 1996 were 39.4% of net sales compared to 39.3% of net sales for the
second  quarter of  fiscal 1995.       For the  six-month period,  selling,
general and administrative expenses were 39.0% of net sales compared to 38.7% of net sales last year. These increases were primarily attributable to higher planned advertising costs initiated to increase market share, offset by, to a lesser degree, the leveraging of fixed overhead on higher sales.

   Interest expense was .7% of net sales in the second quarter of both fiscal 1996 and 1995. For the six-month period, interest expense was .7% of net sales compared to .6% of net sales last year. Although average borrowing levels for the periods decreased 8% from the same periods last year, increases in interest rates offset the improvement.

   Other, net in the second quarter of fiscal 1996 consisted of other income of .1% of net sales compared to .5% of net sales for the same period last year. On a year to date basis, other income was .1% of sales compared to .3% last year. These decreases are primarily attributable to an insured loss last year in which claim proceeds exceeded the net book value of the Company's assets.


LIQUIDITY AND CAPITAL RESOURCES

   The Company has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. Through the first six months of fiscal 1996 the Company opened two new stores and remodeled two others. By Thanksgiving 1995, the Company plans to open a number of new stores and remodel several others. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations.

   Operating activities used net cash of approximately $.2 million and $.1 million during the first six months of fiscal 1996 and 1995, respectively. Excluding the effects of changes in working capital, net cash provided by operating activities in the first six months was $2.5 million this year compared to $1.9 million last year.

   Net cash used in investing activities in fiscal 1996 and fiscal 1995 was for the purpose of store expansion and remodelings; additionally fiscal 1995 included enhancements to the Distribution Center. Capital expenditures for the first six months of fiscal 1996 and 1995 approximated $.5 million and $1.8 million, respectively, of which in fiscal 1995 approximately $.4 million related to the Distribution Center. In the first six months of fiscal 1996, the Company opened two new stores (including one Menswear Mega Center) and remodeled two other stores. For the same period last year the Company opened seven new stores, relocated one, and remodeled one.

   Financing activities provided net cash of approximately $.3 million in the first six months of fiscal 1996 compared with $1.6 million in the same period in fiscal 1995. This decrease is primarily due to a $1.3 million reduction in the increases in year over year borrowing levels under the Company's revolving credit agreements. The Company's revolving credit agreements with two banks aggregate $23.0 million. As of July 29, 1995, the Company had net unused commitments of approximately $13.1 million under the agreements.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (27) Financial Data Schedule


          (b) There were no reports filed on Form 8-K during the three months ended July 29, 1995.





                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        S & K FAMOUS BRANDS, INC.
                                            (Registrant)




Date:   September 5, 1995               /s/ Robert E. Knowles
                                        Robert E. Knowles
                                        Executive Vice President,
                                        Chief Financial Officer,
                                        Secretary and Treasurer
                                        (Principal Financial Officer)

Date:   September 5, 1995               /s/ Janet L. Jorgensen
                                        Janet L. Jorgensen
                                        Vice President and Controller
                                        (Principal Accounting Officer)