Form 10-Q
period 1995-10-28
S&K FAMOUS BRANDS INC
filed 1995-12-05
CIK 723924

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 28, 1995

                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

                           Commission File No. 0-11682

                            S & K FAMOUS BRANDS, INC.
                         ...............................
             (Exact name of registrant as specified in its charter)

            Virginia                                     54-0845694
 ..................................             ...............................
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
     .........................................................................
                                     (Address of principal executive offices)

Registrant's telephone number, including area code:              (804) 346-2500
                                                                 ..............

                                 Not Applicable
         ...............................................................
Former name,former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes    X      No _____


         Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 28, 1995

                5,058,434 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                            S & K FAMOUS BRANDS, INC.
                              Statements of Income
                                   (unaudited)


                                                         Three Months Ended                     Nine Months Ended
                                                  October 28,         October 29,          October 28,          October 29,
                                                     1995                1994                 1995                 1994
                                                                      As restated                               As restated
                                                ---------------    -----------------    -----------------    -----------------

Net sales..................................         $28,236,210          $27,157,991          $84,249,455          $76,667,971
Cost of sales..............................          15,602,566           15,530,842           46,579,014           43,670,606
                                                ---------------    -----------------    -----------------    -----------------
Gross profit  .............................          12,633,644           11,627,149           37,670,441           32,997,365
Other costs and expenses:
   Selling, general and administrative.....          11,601,761           10,532,029           33,437,862           29,672,551
   Interest ...............................             204,733              201,877              607,876              505,102
   Depreciation and amortization...........             538,552              505,555            1,608,466            1,477,631
   Other, net..............................             218,918             (65,811)              122,112            (194,296)
                                                ---------------    -----------------    -----------------    -----------------

Income before income taxes.................              69,680              453,499            1,894,125            1,536,377
Provision for income taxes.................              26,500              165,200              719,800              576,500
                                                ---------------    -----------------    -----------------    -----------------

Net income.................................         $   43,180           $  288,299           $1,174,325           $  959,877
                                                ===============    =================    =================    =================

Net income per common share................         $      0.01          $      0.06          $      0.24          $      0.20
                                                ===============    =================    =================    =================
Weighted average common shares
   outstanding.............................           5,058,434            4,838,445            4,966,152            4,831,841
                                                ===============    =================    =================    =================


  See notes to financial statements.

                            S & K FAMOUS BRANDS, INC.
                                 Balance Sheets
                                   (unaudited)

                                                                                                        As restated
                                                                                        -------------------------------------------
                                                                  October 28,              October 29,              January 28,
                                                                      1995                     1994                     1995
                                                               ------------------       ------------------       ------------------
Assets
Current assets:
   Cash   ................................................      $         378,380       $          399,179       $          584,887
   Accounts receivable....................................                535,818                  466,515                  320,199
   Merchandise inventories................................             49,519,489               50,530,051               40,397,436
   Other current assets...................................              2,444,755                2,235,420                2,263,805
                                                               ------------------       ------------------       ------------------

      Total current assets................................             52,878,442               53,631,165               43,566,327

Property and equipment, at cost:
   Land and corporate facility............................              5,125,041                5,121,909                5,130,826
   Furniture, fixtures and equipment .....................             10,941,884               10,320,101               10,415,365
   Leasehold improvements.................................             10,882,719               10,039,940               10,227,203
                                                               ------------------       ------------------       ------------------
                                                                       26,949,644               25,481,950               25,773,394
   Less: Accumulated depreciation and amortization........             12,561,275               10,552,782               10,974,249
                                                               ------------------       ------------------       ------------------
                                                                       14,388,369               14,929,168               14,799,145

Other assets .............................................              2,268,414                1,854,679                1,975,313
                                                               ------------------       ------------------       ------------------
                                                                $      69,535,225       $       70,415,012       $       60,340,785
                                                               ==================       ==================       ==================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term debt                         $         180,000       $          180,000       $          180,000
   Accounts payable ......................................             14,821,526               16,228,337                5,632,133
   Accrued expenses:
      Compensation-related items..........................                458,818                  418,640                  980,365
      Current and deferred income taxes...................                148,529                  514,759                1,120,887
      Other current liabilities...........................              1,245,289                1,106,240                1,009,159
                                                               ------------------       ------------------       ------------------

          Total current liabilities.......................             16,854,162               18,447,976                8,922,544

Industrial Development Revenue Bond.......................              2,385,000                2,565,000                2,520,000
Long-term debt............................................             10,356,581               12,233,079               10,263,498
Deferred income taxes.....................................              1,138,293                1,000,148                1,075,945
Commitments
Shareholders' equity:
   Preferred stock, $1 par value; authorized shares,
      500,000;  issued and outstanding shares, none
   Common stock, $.50 par value, authorized shares,
      10,000,000; issued and outstanding shares,
      5,058,434, 4,838,445 and 4,838,445, respectively                  2,529,217                2,419,223                2,419,223
   Capital in excess of par value.........................              7,795,215                6,365,287                6,365,287
   Notes receivable--Stock Purchase Loan Plan                          (1,471,856)                       -                        -
   Retained earnings......................................             29,948,613               27,384,299               28,774,288
                                                               ------------------       ------------------       ------------------
                                                                       38,801,189               36,168,809               37,558,798
                                                               ------------------       ------------------       ------------------
                                                                $      69,535,225       $       70,415,012       $       60,340,785
                                                               ==================       ==================       ==================

See notes to financial statements.

                            S & K FAMOUS BRANDS, INC.
                            Statements of Cash Flows
                           Increase (Decrease) in Cash
                                   (unaudited)


                                                                                          Nine Months Ended
                                                                          ------------------------------------------------
                                                                                                           October 29,
                                                                             October 28,                       1994
                                                                                 1995                      As restated
                                                                          ------------------            ------------------
Cash flows from operating activities:
   Net income..................................................            $       1,174,325             $         959,877
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization............................                    1,914,348                     1,734,069
      Loss on property dispositions, (net).....................                      237,494                        32,466
      Other....................................................                       92,083                        85,262
      Changes in assets and liabilities:
         Accounts receivable...................................                     (215,619)                      (22,215)
         Inventories...........................................                   (9,122,053)                  (11,935,240)
         Other current assets..................................                     (180,950)                     (567,787)
         Other assets..........................................                     (293,101)                     (315,199)
         Accounts payable and accrued expenses.................                    8,972,042                    11,817,943
         Income taxes and deferred income taxes................                     (910,010)                     (575,380)
                                                                          ------------------            ------------------
   Net cash provided by operating activities...................                    1,668,559                     1,213,796
                                                                          ------------------            ------------------
Cash flows from investing activities:
   Capital expenditures........................................                   (1,746,998)                   (2,872,457)
   Proceeds from property dispositions.........................                        5,932                         7,475
                                                                          ------------------            ------------------
   Net cash used for investing activities......................                   (1,741,066)                   (2,864,982)
                                                                          ------------------            ------------------
Cash flows from financing activities:
   Net borrowings under revolving bank lines of credit                                 1,000                     1,685,001
   Proceeds from exercise of stock options.....................                            -                        95,438
   Reduction of long-term debt.................................                     (135,000)                     (135,000)
                                                                          ------------------            ------------------
   Net cash (used for) provided by financing activities                             (134,000)                    1,645,439
                                                                          ------------------            ------------------
Net decrease in cash...........................................                     (206,507)                       (5,747)
Cash at beginning of period....................................                      584,887                       404,926
                                                                          ------------------            ------------------
Cash at end of period..........................................            $         378,380             $         399,179
                                                                          ==================            ==================


Supplemental cash flow information:
   Cash paid during the period for:
      Interest.................................................            $         607,200             $         481,900
      Income taxes.............................................                    1,633,200                     1,242,600


See notes to financial statements.

                            S & K FAMOUS BRANDS, INC.

                          Notes to Financial Statements
                                   (unaudited)

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

      The change in the method of valuing inventories has been applied retroactively and the effect on net income per share as previously reported is as follows:

                                                                        Decrease In
                                                                 Fiscal 1995 Quarter Ended
                                        ---------------------------------------------------------------------------
                                              April               July             October            January
                                        ------------------ ------------------ ------------------ ------------------
Net income ........................          $43,530            $43,709            $47,865            $63,036
Net income per share ..............            $.01               $.01               $.01               $.01

                                                                        Decrease In
                                                                    Years Ended January
                                        ---------------------------------------------------------------------------
                                                        1995                                  1994
                                        ------------------------------------- -------------------------------------
Net income ........................                   $198,140                              $404,301
Net income per share ..................                 $.04                                  $.09

The balances of retained earnings for fiscal 1995 and 1994 have been adjusted for the effect (net of income taxes) of applying retroactively the new method of accounting.

D.    Expansion

      The Company has opened nineteen new stores totaling 91,210 square feet since July 29, 1995.


                    S&K Store Locations                                    Date Opened                     Square Footage
-----------------------------------------------------------      --------------------------------     -------------------------
               Florida:     Clearwater                                 November 9, 1995                         4,020
                            Jacksonville                               October 21, 1995                         6,120
                            Pensacola                                  November 1, 1995                         3,000
                            St. Petersburg                             November 9, 1995                         3,520
                            Tampa                                      November 3, 1995                         5,040
                            Tampa (Brandon)                            October 25, 1996                        10,000
            Illinois:       Peoria                                     October 1, 1995                          4,120
                Iowa:       Des Moines                                 November 15, 1995                        6,000
           Louisiana:       Baton Rouge                                October 19, 1995                         3,530
            New York:       Buffalo (Hamburg)                          November 16, 1995                        3,500
                            Buffalo (Williamsville)                    November 24, 1995                        5,550
                            Buffalo (Williamsville)                    November 24, 1995                        5,600
                            Niagara Falls                              November 15, 1995                        3,070
                            Syracuse (Clay)                            September 14, 1995                       4,300
                            Syracuse (Dewitt)                          September 14, 1995                       3,580
                Ohio:       Dayton (W. Carrollton)                     November 17, 1995                        5,500
            Oklahoma:       Tulsa                                      November 20, 1995                        6,000
        Pennsylvania:       Erie                                       November 9, 1995                         3,660
               Texas:       Austin                                     November 3, 1995                         5,100

      The Company closed a store in Brunswick, Georgia, (3,150 square feet) on November 25, 1995 due to its not meeting the Company's sales and earnings expectations.


E.    Stock Purchase Loan Plan

      On May 25, 1995, the shareholders approved the Company's Stock Purchase Loan Plan. Under this Plan, the Company issued 214,275 shares of stock to seventeen Company officers and has loans with these officers approximating $1.5 million.

Item 2.             MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Three Months and Nine Months Ended October 28, 1995, Compared to Three Months and Nine Months Ended October 29, 1994

RESULTS OF OPERATIONS

      The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months and nine months ended October 28, 1995 and October 29, 1994.


                                                                          Percentage of Net Sales
                                                  ------------------------------------------------------------------------
                                                        Three Months Ended                        Nine Months Ended
                                                  ------------------------------            ------------------------------
                                                     10/28/95        10/29/94                  10/28/95       10/29/94
                                                  ------------------------------            ------------------------------
Net sales  ................................            100.0%          100.0%                   100.0%          100.0%
Cost of sales  ............................             55.3            57.2                     55.3            57.0
                                                    --------        --------                  -------          ------
Gross profit  .............................             44.7            42.8                     44.7            43.0
Other costs and expenses:
  Selling, general and administrative  ....             41.1            38.8                     39.7            38.7
  Interest  ...............................               .7              .7                       .7              .7
  Depreciation and amortization  ..........              1.9             1.8                      1.9             1.9
  Other, net  .............................               .8             (.2)                      .2             (.3)
                                                    --------        --------                  -------          -----
Income before income taxes  ...............               .2             1.7                      2.2             2.0
Provision for income taxes  ...............               .1              .6                       .8              .7
                                                    --------        --------                  -------          ------
Net income  ...............................               .1%            1.1%                     1.4%            1.3%
                                                    ========        ========                  =======          ======



      Net sales in the third quarter increased by 4%, or $1.1 million, over the same period last year. This increase is primarily due to the net addition of nine stores since October 29, 1994. Comparable store sales were approximately the same as last year's third quarter. During August and September, net sales were impacted by a general softness in consumer demand in the Company's trading areas, despite the Company's continued aggressive marketing campaign. In the month of October, net sales were up 12% as a result of improved customer traffic and the infusion of fall merchandise. For the nine-month period, net sales increased by 10%, or $7.6 million over the same period last year with comparable store sales up 4%. These sales increases were attributable to a strong performance in suits and to an aggressive marketing campaign. During the quarter ended October 28, 1995, the Company opened six new stores and remodeled two existing superstores. There were 177 stores in operation as of October 28, 1995, compared to 168 stores at October 29, 1994.

      Cost of sales in the third quarter of fiscal 1996 was 55.3% of net sales compared to 57.2% of net sales for the third quarter last year. This 1.9% of net sales cost reduction was primarily the result of improved initial markup on inventory, and to a lesser degree the result of increased capitalization of buying and occupancy costs to inventory due to increased growth in quarter over quarter inventory levels. For the nine-month period, cost of sales was 55.3% of net sales compared to 57.0% of net sales last year. This 1.7% of net sales cost reduction was primarily the result of improved initial markup on inventory purchased and to a lesser degree the result of reduced markdowns associated with the clearance of seasonal merchandise.

      Selling, general and administrative expenses in the third quarter of fiscal 1996 were 41.1% of net sales compared to 38.8% of net sales for the third quarter of fiscal 1995. This 2.3% of net sales increase was due primarily to incurring expenses, including advertising, at planned levels while experiencing sales less than anticipated, and to a lesser degree to higher costs of benefits. For the nine-month period, selling, general and administrative expenses were 39.7% of net sales versus 38.7% of net sales in the same period last year. This increase was attributable to higher planned advertising costs initiated to increase market share and higher store salaries, offset in part by the leveraging of fixed overhead on higher sales.

      Interest expense was .7% of net sales in the third quarter of both fiscal 1996 and 1995 as well as in both respective nine-month periods. Even though average borrowing rates have increased approximately 36% year over year, the Company's 12% decrease in average borrowings have mitigated that impact.

      Other, net consists of other expense of .8% of net sales in the third quarter of fiscal 1996 compared to other income of .2% of net sales for the same period last year. This 1.0% of net sales increase in costs is primarily due to the expensing of estimated closing costs of $265,000 related to the Company's decision in the third quarter of fiscal 1996 to close the two Menswear Mega Center locations in Chicago, Illinois in December 1995. On a nine-month basis, other expense was .2% of net sales compared to other income of .3% last year.
Approximately half of this change was attributable to the planned Chicago closing discussed above while the balance is due to other income related to an insured loss last year in which claim proceeds exceeded the net book value of the Company's assets.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. Through the first nine months of fiscal 1996, the Company opened seven new S&K stores, 1 new Menswear Mega Center and remodeled 12 other S&K stores including two existing superstores. Since the end of the third quarter, the Company has opened 13 more new S&K stores. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations.

      Operating activities provided net cash of $1.7 million during the first nine months of fiscal 1996 compared to providing $1.2 million for the same 1995 period with the increase coming primarily from higher net income and depreciation. The Company reduced it's inventory growth and ended the nine-month period $2.8 million below last year's increase while experiencing a similar decrease in accounts payable. Excluding the effects of changes in working capital, net cash provided by operating activities in the first nine months was $3.4 million this year compared to $2.8 million last year.

      Net cash used in investing activities is primarily for the purpose of store expansion and remodelings. Capital expenditures approximated $1.7 million for the first nine months of fiscal 1996 compared to $2.9 million last year which included $.4 million related to the Distribution Center enhancements. The Company has opened 13 additional stores since the end of the fiscal 1996 third quarter versus eight opened in the same period last year.

Financing activities used net cash of $.1 million in the nine-month period this year compared to providing net cash of $1.6 million in the same period last year. This change is primarily due to a $1.3 million reduction in the growth of year over year borrowing levels under the Company's unsecured revolving credit agreements. As of October 28, 1995, the Company had net unused commitments of approximately $13.5 million available under these agreements which aggregate $23.0 million.

PART II.  OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  (27) Financial Data Schedule

            (b) There were no reports filed on Form 8-K during the three months ended October 28, 1995.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              S & K FAMOUS BRANDS, INC.
                                                   (Registrant)



Date:  December  5, 1995                       /s/ Robert E. Knowles
       ------------------                     ----------------------
                                              Robert E. Knowles
                                              Executive Vice President,
                                              Chief Financial Officer,
                                               Secretary and Treasurer
                                              (Principal Financial Officer)


Date:   December  5, 1995                       /s/ Janet L. Jorgensen
       -------------------                     -----------------------
                                               Janet L. Jorgensen
                                               Vice President and Controller
                                               (Principal Accounting Officer)