Form 10-K405
period 1996-01-27
S&K FAMOUS BRANDS INC
filed 1996-04-09
CIK 723924

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 27, 1996

                                       OR

[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _________________

                           Commission File No. 0-11682

                           S & K FAMOUS BRANDS, INC.
 ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Virginia                                    54-0845694
- ------------------------------          ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

    11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
- ----------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:          (804) 346-2500
                                                      -----------------------


Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered
- -----------------------------       ------------------------------------------
           None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock     $.50 par value
             -----------------------------------------------------
                                (Title of Class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes    X      No _____

           Indicate by check mark if disclosure of delinquent filers pursuant to
           Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
           this Form 10-K or any amendment to this Form 10-K.    (X)

           The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 3, 1996, was approximately $22,492,000.

           This figure was calculated by multiplying (i) the mean between the high and low prices for the registrant's common stock on April 3, 1996, as reported by the NASDAQ National Market System, by (ii) the number of shares of the registrant's common stock not held by the officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is an affiliate of the registrant.

           As of April 3, 1996, 5,066,371 shares of the registrant's Common Stock, $0.50 par value were outstanding.

Documents Incorporated by Reference

The portions of the 1995 Annual Report to Shareholders for the fiscal year ended January 27, 1996, referred to in Part II, are incorporated by reference into
Part II. The portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 30, 1996, referred to in Part III, are incorporated by reference into Part III.

                                     PART I.

Item 1.  Business

         (a)      General Development of Business

S & K Famous Brands, Inc. (the "Company") has been in business for twenty-nine years. The Company began operations with one store and presently operates 184 stores. The Company was incorporated in Virginia in 1970, as successor to a business established in 1967. As used herein, the term "Company" includes the Company and its predecessors. The Company's corporate headquarters is located at 11100 West Broad Street, Richmond, Virginia; the telephone number is (804) 346-2500. For a discussion of the Company's business and its development during the fiscal year ended January 27, 1996 ("fiscal 1996"), see "Narrative Description of Business."

         (b)      Financial Information about Industry Segments

The Company is engaged in one line of business, the retail sale of men's clothing, furnishings, sportswear and accessories. Accordingly, data with respect to separate industry segments is not applicable and has not been reported herein.

         (c)      Narrative Description of Business

GENERAL

The Company is engaged in the retail sale of men's clothing, furnishings, sportswear and accessories through stores trading primarily as S & K Famous Brand Menswear (S & K). The Company sells in-season, firstquality, men's apparel, primarily with nationally recognized brand names, at 20% to 40% less than regular, full-priced department and specialty store prices. This apparel includes a full line of men's suits, sportcoats, slacks, shirts, ties, sportswear and related accessories.

The Company's operations are generally conducted under the name S & K Famous Brand Menswear, but the Company does operate three stores under the name Menswear Mega Center. There are 184 stores in 27 states: Virginia, Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, West Virginia and Wisconsin. Except for one free-standing location, all of the S&K stores are located either in strip shopping centers or enclosed shopping malls.

During fiscal 1996, the Company opened 20 new S & K stores and one new Menswear Mega Center, totaling 112,195 square feet, in the following localities:

Florida:         Jacksonville, Pensacola and Tampa market (which includes one store each in Brandon, Clearwater, St. Petersburg and Tampa)
Illinois:        Peoria
Iowa:            Des Moines
Louisiana:       Baton Rouge
Maryland:        New Carrollton (Menswear Mega Center)
New York:        Buffalo market (includes one store in Hamburg and two stores in
                       Williamsville), Niagara Falls and Syracuse market (includes one store each in Clay and Dewitt)

North Carolina:  Durham
Ohio:            West Carrollton (Dayton market)
Oklahoma:        Tulsa
Pennsylvania:    Erie
Texas:           Austin

In fiscal 1996, the Company closed seven S&K stores totaling 23,690 square feet (Brunswick, Georgia; Moline, Illinois; Davenport, Iowa; Sikeston, Missouri; Winston-Salem (Hanes Mall), North Carolina; Brentwood, Tennessee (relocating in Spring 1996 to Mallory Corners Shopping Center); Richmond (Azalea Mall, Virginia). Additionally, the Company closed its two Menswear Mega Centers in the Chicago, Illinois market (Arlington Heights and Downers Grove) which totaled 35,410 square feet. These closed stores had not met the Company's sales and profitability expectations.

The following table summarizes information concerning store openings and closings during the fiscal years presented:

                                                                Fiscal Year Ended
Stores:                                    1/27/96       1/28/95         1/29/94       1/30/93        1/25/92
Open at beginning of year                      172           154             127           117            101
Closed during year                               9             4               1             3              3
Opened during year                              21            22              28            13             19
Open at end of year                            184           172             154           127            117
                                     =============  ============ =============== =============  =============
Relocations                                      0             3               3             5              1


Average sales per selling square foot for the stores included in comparable store sales statistics were: $215, $212, $217, $221, and $210 in the fiscal years ended 1996 through 1992, respectively. Other than the general economic and competitive environment, average sales per selling square foot are primarily influenced by three factors: sales levels in existing stores from year to year; an increasing proportion of newer stores which, although profitable, might not have reached sales levels of more mature stores; and an increasing number of additional stores in existing markets, where the Company does not expect sales levels to be as high as in markets in which the Company operates a single store. The number of new stores opened in existing markets (which negatively impacted existing store sales while increasing total market sales) in fiscal years 1996, 1995 and 1994, were four, five, and eight, respectively.

MERCHANDISE AND MARKETING

The merchandise offered in the Company's stores feature a wide variety of nationally recognized labels from America's leading manufacturers as well as the Company's exclusive, private-labels. This first-quality merchandise is purchased directly from manufacturers or produced to S & K's specifications and sold at prices substantially lower than those regularly charged by department and specialty stores. The Company does not purchase any "seconds" or "irregulars".
S & K offers a complete line of men's apparel: suits, sportcoats, furnishings, casual clothing and accessories. Additionally, the Company's "Corporate Casual" collection, which is sportcoat driven, responds to the trend toward relaxed dress codes in the workplace.

S & K's sales associates provide the level and quality of customer service generally found only in exclusive men's clothing stores. These services include providing basic alterations at modest cost, soliciting comments from customers on their satisfaction with the merchandise and services, maintaining customer files on special preferences, and offering a liberal refund policy for returned merchandise, including a money-back guarantee. S & K also offers a Premiere Club for those customers who shop with the Company on a repeat basis. Members of the Premiere Club receive periodic mailings which usually contain special promotional opportunities, as well as free alterations for the life of garments purchased.

S & K uses television as its primary advertising media. Television may be occasionally supplemented by newspaper for certain promotions or special events such as grand openings. The Company also uses direct mail for Premiere Club promotions. The Premiere Club allows the Company to target customers who have been the most responsive and loyal to S & K in the past. The Company anticipates that its Premiere Club promotions will continue to increase and may ultimately serve as the basis for most future promotional efforts. In fiscal 1996 the Company continued to use Baseball Hall of Famer Johnny Bench as its advertising and marketing spokesperson. The S & K customer has been receptive to this association and the Company plans to continue this relationship in fiscal 1997.

PURCHASING AND DISTRIBUTION

Purchasing for all of the Company's stores is directed from the Company's headquarters in Richmond, Virginia, under the control of the Executive Vice President - Merchandising and Distribution.

The Company purchases branded merchandise directly from a number of nationally recognized manufacturers. These purchases consist primarily of merchandise produced in volume specifically from orders placed by S & K well in advance of manufacturers' production cycles and to a much lesser extent from manufacturers' overstocks. S & K's advance purchasing enables manufacturers to fill the Company's orders during off-peak manufacturing periods. The Company believes these buying practices enable it to sell this merchandise at prices generally 20% to 40% below prices regularly offered by full-priced department and specialty stores.

The Company also uses a number of high quality men's clothing factories which manufacture goods to its specifications for Company-owned labels, such as Tailors Row, Deansgate, Club Run, Cambridge Bay, Fenzia and others. The Tailors Row label, which includes suits, blazers and slacks, offers a 100% worsted wool product with an exceptional level of tailoring and complements the Company's other clothing lines. The Company also offers a similar product line using blended fabric under its Deansgate label. The various manufacturing programs enable the Company to better control the quality, selection and depth of its merchandise and supplement apparel purchased from brand name manufacturers.

S & K works diligently to establish and maintain good vendor relationships. The Company purchases merchandise from approximately 150 vendors. Except for one vendor who accounted for approximately 16%, no other vendor exceeded 10% of the Company's purchases in fiscal 1996. S & K does not believe that the loss of any vendor would significantly impact the Company. The Company does not maintain any long-term purchase commitments or arrangements with any supplier and believes that there will be sufficient sources of merchandise to support its expansion plans with no adverse effect on its purchasing practices.

S & K has a basic item replenishment program with its major suppliers for much of its merchandise to fulfill customers' needs on a timely basis and increase the Company's inventory turnover. Substantially all of the Company's merchandise is received centrally at its 110,000 square foot distribution center in Richmond, Virginia. While the Company does have a program in place to ship direct to certain stores from its vendors, most merchandise is sorted, priced (if not pre-ticketed by the vendor) and distributed from the distribution center. S & K's stores within an average 200 miles distance from Richmond receive merchandise twice a week with deliveries generally made by the Company's own trucks. Deliveries are made two to three times a week to stores outside this radius using common carriers or package delivery companies. In fiscal 1995, several enhancements were made in the distribution center including the reconfiguration of the shipping area, an additional interior deck and technology improvements. The Company believes that through these enhancements and the availability of direct vendor shipments to its stores that there is sufficient capacity for receiving, storing and shipping merchandise to support the Company's future expansion plans.

STORE OPERATIONS

Each store is under the direction of a general manager who is supervised by a district manager. The district managers, who each generally supervise ten to fifteen stores, visit the stores frequently to review merchandise needs, personnel training and performance, and adherence to the Company's operating procedures.

The Company uses a multi-disciplinary training course specifically developed for S & K associates. All store associates participate in this 75-day self study program, which the Company calls its "Gold Star" program. This program sets a personalized standard of performance for each sales associate on a weekly basis and closely monitors that progress. Additionally, throughout the year, the Company conducts numerous one-week, in-house training seminars for selected management trainees and full-time sales associates. These developmental programs are enhanced by continuous on-the-job training, video training and periodic, indistrict meetings conducted by district managers or Vice Presidents - Operations. Annually, all general managers are brought to Richmond to participate in a 4-day corporate training and team building session.

The Company stresses promotion from within, and most of the Company's general managers and district managers have been promoted in this manner. S & K has cash bonuses and other incentive plans in effect for its store and district managers with awards based upon individual and store performance.

Each store employs an average of six sales associates, some on a part-time basis. A weekly sales goal is established for each sales associate. The Company evaluates weekly productivity reports and conducts semi-annual Management by DevelopmentR goal reviews to apprise each associate of his or her performance.

All sales are accepted with cash, personal checks or independent credit cards (Visa/Master Card/Discover). The Company assumes no credit risk on credit card purchases but pays a customary percentage of those sales to a credit card processor as a service charge. The Company has a liberal refund policy on returned merchandise.

INFORMATION MANAGEMENT AND POINT-OF-SALE SYSTEM

Inventory records are controlled centrally and updated daily utilizing an automated point-of-sale (POS) system. Each store's POS system is polled nightly by the Company's computerized information system. This system assimilates all data and interfaces with the Company's automated merchandise control, ordering, replenishment and open-to-buy systems. Semi-annual physical inventories are conducted in every store to verify and enhance the accuracy of the merchandise information system. Additionally, the store managers provide daily information to the central office where it is subjected to various sales, cash and inventory procedures.

All stores have a POS system which includes automatic price lookup, the ability to scan barcoded merchandise price tickets, the ability to send and receive electronic mail, the ability to capture Premiere Club purchase activity and store productivity reporting capabilities. The Company is continuing to evaluate currently available POS technology and has identified productivity and customer service enhancements which could be customized to meet S&K's expectations. The Company expects to upgrade it's POS system and, following successful testing, convert a minimum of two districts in 1996. Upgrading all current stores is estimated to require a capital outlay of approximately $2.0 million and is expected to be completed between one to three years.

STORE EXPANSION

The Company plans to continue its policy of pursuing suitable locations and opening new stores when attractive opportunities are presented. The general plan for expansion is to increase sales and market share through the development of additional store locations in both new and existing markets, subject to favorable economic conditions.

The Company is currently seeking new S&K store locations in the eastern half of the United States. The criteria used in selecting sites for new stores include the geographic locations and the demographics and psychographic of the surrounding area. Based on S & K's research, the Company locates its stores in areas that appear most likely to be receptive to the Company's retailing strategy. With respect to store sites in shopping centers, the Company considers the principal anchor stores located in the center, tenant mix and the positioning of the Company's site within that center.

The S & K stores are designed to provide what the Company believes is required by the modern-day value-conscious consumers of menswear. The Company's store formats are designed to attract a broad mix of customers by providing the customer with the opportunity to make purchases quickly during leisure time as well as having quality merchandise displayed in attractive store settings. Additionally, each store format incorporates the latest advances in merchandising techniques.

The Company currently has three S&K formats: approximately 59% of the stores are considered to be traditional stores, 33% are outlets and 8% are superstores (which were redesigned and expanded in fiscal 1996). The 4,000 square foot traditional S & K store provides a specialty store setting and is generally located near regional malls in mid-size markets. The 3,500 square foot outlet store is located within outlet centers and is designed to attract the bargain shopper. The 5,500-6,500 square foot superstore carries a much broader merchandise assortment, especially in tailored clothing. The larger format enables the Company to use "shop concepts" within the store, i.e. - golf shop, formal shop, etc., as well as expand the presentation of its "Corporate Casual" collection.

The Company currently has three stores operating under the name Menswear Mega Center in the Washington D.C. market. These stores, approximately five to six times larger than a traditional S & K store, carry significantly more merchandise, including over 8,000 suits and sportcoats and operate on a low-overhead concept in a no frills, warehouse-type environment. The Company is continuing to evaluate the Menswear Mega Center concept and currently has no additional locations planned for 1996.

SEASONALITY

The Company's business is highly seasonal, with peak sales periods occurring during the fourth fiscal quarter, which includes the Christmas season. The fourth fiscal quarter generally accounts for approximately 30-33% of the Company's net sales and 55-60% of its net earnings for a fiscal year.

WORKING CAPITAL

The Company has historically funded its working capital from internally generated funds and from bank borrowings and expects these sources to continue to be adequate for the foreseeable future.

COMPETITION

The retail men's apparel business is highly competitive. The Company's stores compete with department stores, other men's specialty stores and discount clothing stores. The Company competes on the basis of price, quality and selection of merchandise, as well as customer service and store location. Many of its competitors are considerably larger than the Company and have substantially greater financial and other resources. At various times throughout the year, department store chains and full-priced specialty shops offer brand name merchandise at substantial markdowns, at times resulting in prices matching or less than those regularly offered by the Company.

EMPLOYEES

As of January 27, 1996, the Company had approximately 1,500 employees, more than half of whom worked part-time. A number of part-time employees are usually added during the Christmas holiday season. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

TRADEMARKS AND SERVICE MARKS

The Company believes it has the right to use all trademarks and service marks necessary to conduct its business as currently operated. The Company considers these marks and the accompanying customer recognition and goodwill to be valuable to its business, particularly in the case of its "S&K"-related service marks and logos. The Company believes its existing rights to use such marks can be preserved through continued use of the marks and, where applicable, renewal of registrations.

                   (d) Financial Information about Foreign and Domestic Operations and Export Sales

The Company has no foreign operations or export sales.

Item 2.  Properties

All of the Company's stores are leased. Of the 184 stores, 150 are located in strip shopping centers, 33 are located in enclosed malls and one is free-standing. The square footage of the stores varies with store format. The traditional S&K store generally ranges in size from approximately 3,500 to 4,500 square feet, the outlet stores from 3,000 to 4,000 square feet and the superstores from 5,500 to 6,500 square feet. The Menswear Mega Centers range in size from approximately 17,700 to 22,400 square feet. All stores are located in close proximity to population centers, department stores and other retail operations and are often situated near a major highway or thoroughfare.

As leases expire, the Company generally exercises a renewal option when desirable. It is S & K's strategy to negotiate its leases to include termination clauses exercisable within two years of initial occupancy. By exercising this termination clause when appropriate, S & K is able to minimize any long-term effect of opening an undesirable location which would be unable to meet volume and profitability expectations. Additionally, these termination clauses give the Company flexibility to relocate a store should a more attractive site become available in that market. In most cases, the Company's new stores have been profitable, on an operating basis, in the first quarter of their operation.

The company closed seven S&K stores in fiscal 1996: Brunswick, Georgia; Moline, Illinois; Davenport, Iowa; Sikeston, Missouri; Winston-Salem (Hanes Mall), North Carolina; Brentwood, Tennessee; Richmond (Azalea Mall), Virginia. Additionally, the Company closed its two Menswear Mega Centers in the Chicago, Illinois market (Arlington Heights and Downers Grove).

As of April 3, 1996, the Company operated 184 stores in 27 states. The following summary recaps the number of current locations by state.

                                                   Number of stores

   Virginia  ....................................          26
   Alabama ......................................          10
   Arkansas  ....................................           3
   Florida  .....................................          18
   Georgia   ....................................           8
   Illinois  ....................................           6
   Indiana  .....................................           6
   Iowa  ........................................           2
   Kansas   .....................................           1
   Kentucky  ....................................           2
   Louisiana  ...................................           6
   Maine  .......................................           2
   Maryland  ....................................           2
   Michigan  ....................................           8
   Mississippi  .................................           1
   Missouri .....................................           2
   New Jersey  ..................................           1
   New York  ....................................          15
   North Carolina  ..............................          20
   Ohio  ........................................           9
   Oklahoma  ....................................           2
   Pennsylvania  ................................           5
   South Carolina  ..............................          10
   Tennessee   ..................................          11
   Texas  .......................................           4
   West Virginia  ...............................           1
   Wisconsin  ...................................           3
                                                        -----
   Total  .......................................         184

Store leases generally provide for a base rent of between $6.00 and $21.00 per square foot. Most leases contain provisions which require the payment of a percentage of sales as additional rent, generally when sales reach specified levels.

The Company's executive offices are located at its Corporate Headquarters and Central Distribution Center in Richmond, Virginia, and are owned by the Company. The total facility contains approximately 130,000 square feet, with the distribution center occupying approximately 110,000 of that square footage.

Item 3.  Legal Proceedings

There are no legal proceedings against the Company which are expected to have a material adverse effect upon the Company or its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company who serve at the discretion of the Board of Directors are as follows:

Stuart C. Siegel, 53, is Chairman of the Board of Directors of the Company, and is Chief Executive Officer.

Donald W. Colbert, 46, is President and Chief Operating Officer and is a director of the Company.

Robert E. Knowles, 46, is Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Knowles is a Certified Public Accountant.

Robert J. Taphorn, 50, has been Executive Vice President in charge of merchandising and distribution since January 1994. Prior to January 1994, he was a National Merchandise Manager in charge of home fashions for the catalog division of Sears, Roebuck and Company from April 1992 to July 1993. Prior to April 1992, he was Senior Vice President and General Merchandise Manager for Emporium Weinstocks, a department store chain in California.

Harry S. Shendow, 62, is Senior Vice President--Merchandise.

Weldon J. Wirick, III, 45, is Senior Vice President--Operations.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

Please see page 8 of the 1995 Annual Report to Shareholders under the caption "Price Ranges of Common Shares," which is incorporated herein by reference.

Item 6.  Selected Financial Data

Please see page 6 of the 1995 Annual Report to Shareholders under the caption "Five-Year Summary of Selected Financial Data," which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Please see pages 7 - 8 of the 1995 Annual Report to Shareholders under the caption "Management's Discussion and Financial Review," which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Please see Part IV, Item 14 (a) 1., captioned "Financial Statements," for a list of financial statements which are incorporated herein by reference from the 1995 Annual Report to Shareholders.

Please see page 12 of the 1995 Annual Report to Shareholders under the caption "Quarterly Financial Data (unaudited)," which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

Please see page 4 of the registrant's definitive Proxy Statement under the caption "Information Regarding Nominees", for information concerning directors, which is incorporated herein by reference.

Please see section entitled "Executive Officers of the Registrant" in Part I of this report for information concerning executive officers.

Item 11. Executive Compensation

Please see page 6 and page 10 of the registrant's definitive Proxy Statement under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Please see pages 2 - 3 of the registrant's definitive Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Please see page 5 and page 8 of the registrant's definitive Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Stock Purchase Loan Plan" which are incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

                                                                                    Page in
                                                                                 Annual Report
    1. Financial Statements:
       The following financial statements of S & K Famous Brands, Inc. and report of independent accountants, included in the registrant's 1995
       Annual Report to Shareholders are incorporated by reference in Item 8:

       Statements of Income for the fiscal years ended January 27, 1996,                  9
       January 28, 1995 and January 29, 1994.

       Statements of Changes in Shareholders' Equity for the fiscal years                 9
       ended January 27, 1996, January 28, 1995 and January 29, 1994.

       Balance sheets at January 27, 1996 and January 28, 1995.                          10

       Statements of Cash Flows for the fiscal years ended January 27, 1996,
       January 28, 1995 and January 29, 1994.                                            11

       Notes to Financial Statements                                                12 - 15

       Report of Independent Accountants                                                 15

    2. Financial Statement Schedules:

       None.

    3. Exhibits required to be filed by Item 601 of Regulation S-K:

       See INDEX TO EXHIBITS



(b) Reports on Form 8-K filed during the last quarter of the year ended January 27, 1996.

      None.



Except for the information referred to in Items 5, 6, 7, 8 and 14(a) 1. hereof, the 1995 Annual Report to Shareholders for the fiscal year ended January 27, 1996 shall not be deemed to be filed pursuant to the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     S & K FAMOUS BRANDS, INC.




Date:  April 9, 1996                    /s/ Stuart C. Siegel
                                     -------------------------------
                                        STUART C. SIEGEL
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:  April 9, 1996                    /s/ Robert E. Knowles
                                     --------------------------------
                                        ROBERT E. KNOWLES
                                        Executive Vice President,
                                        Chief Financial Officer, Secretary
                                        and Treasurer (Principal
                                        Financial Officer)




Date:  April 9, 1996                    /s/ Janet L. Jorgensen
                                       -------------------------------
                                        JANET L. JORGENSEN
                                        Vice President - Controller
                                        (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Date:  April 9, 1996                        /s/ Stuart C. Siegel
                                             ----------------------------------
                                             STUART C. SIEGEL, Chairman of
                                             the Board of Directors



Date:  April 9, 1996                         /s/ Robert L. Burrus, Jr.
                                             ----------------------------------
                                             ROBERT L. BURRUS, JR., Director



Date:  April 9, 1996                         /s/ Donald W. Colbert
                                             ----------------------------------
                                             DONALD W. COLBERT, President and
                                             Chief Operating Officer,
                                             Director



Date:  April 9, 1996                         /s/ Selwyn S. Herson
                                             ----------------------------------
                                             SELWYN S. HERSON, Director



Date:  April 9, 1996                         /s/ Andrew M. Lewis
                                             ----------------------------------
                                             ANDREW M. LEWIS, Director



Date:  April 9, 1996                         /s/ Richard L. Sharp
                                             ----------------------------------
                                             RICHARD L. SHARP, Director



Date:  April 9, 1996                         /s/ Marshall B. Wishnack
                                             ----------------------------------
                                             MARSHALL B. WISHNACK, Director

INDEX TO EXHIBITS

Exhibit No.

(3)      Articles of incorporation and bylaws

         a. Registrant's Amended and Restated Articles of Incorporation, filed as Exhibit 3(a) to registrant's Registration Statement on Form S-1, No. 2-85291, are expressly incorporated herein by this reference.

         b. Registrant's Articles of Amendment to its Amended and Restated Articles of Incorporation, filed as Exhibit 4(b) to registrant's Registration Statement on Form S-8 (No. 33-23918), are expressly incorporated herein by this reference.

         c. Registrant's Articles of Amendment to its Amended and Restated Articles of Incorporation, filed as Exhibit 3(c) to the registrant's Form 10-K for the year ended January 29, 1994, are expressly incorporated herein by this reference.

         d. Bylaws of registrant as amended, filed as Exhibit 3(b) to the registrant's Form 10-K for the year ended January 25, 1986 (File #0-11682), are expressly incorporated herein by this reference.

         e. Amendments to registrant's Bylaws, filed as Exhibit 4.5 to the registrant's Registration Statement on Form S-8 (No. 33-72270), are expressly incorporated herein by this reference.

(4) Instruments defining the rights of security holders, including indentures.

         a. Credit Agreement dated as of August 31, 1990, between the registrant and Signet Bank/Virginia, filed as Exhibit 4(a) to the registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 1990, is expressly incorporated herein by this reference.

         b. Bond Purchase Agreement and Agreement of Sale dated December 1, 1983, by and among registrant and Industrial Development Authority of the County of Henrico, Virginia, Bank of Virginia, and Bank of Virginia Trust Company, filed as Exhibit 2(d) to registrant's Form 8-A Registration Statement (File #0-11682), is incorporated herein by this reference.

         c. First Amendment to Bond Purchase Agreement and Agreement of Sale dated November 1, 1984, by and among registrant, Industrial Development Authority of the County of Henrico, Virginia, and United Virginia Bank (now Crestar Bank), filed as Exhibit 19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 1984 (File #0-11682), is expressly incorporated herein by this reference.

         d. Credit Agreement dated as of March 10, 1994, between the registrant and Crestar Bank, filed as Exhibit 4(d) to the registrant's Form 10-K for the year ended January 29, 1994, is expressly incorporated herein by this reference.

         e. First Amendment to Credit Agreement dated as of March 10, 1994, between the registrant and Signet Bank/Virginia, filed as Exhibit 4(e) to the registrant's Form 10-K for the year ended January 29, 1994, is expressly incorporated herein by this reference.

(10)     Material Contracts

         a. Lease dated November 7, 1980, between registrant and Stuart C. Siegel and amendment dated July 1, 1983, filed as Exhibit 10(e) to registrant's Form S-1 Registration Statement (File #2-85291) and as Exhibit (10)(e)(1) to Amendment No. 1 to registrant's Registration Statement on Form S-1 (File #2-85291), respectively, are expressly incorporated herein by reference.

     *   b.       Deferred compensation agreements dated February 1, 1988,
                  between registrant and the following officers of the registrant: Stuart C. Siegel, Donald W. Colbert, Robert E.
                  Knowles, Harry S. Shendow, Weldon J. Wirick, III, and James D.
                  Moore, Jr. filed as Exhibit 19(a) to registrant's Quarterly
                  Report on Form 10-Q for the quarter ended April 30, 1988 (File
                  #0-11682), is expressly incorporated herein by this reference.

     *   c.       1983 Stock Option Plan as amended on May 28, 1987, filed as
                  Exhibit 10(c) to registrant's Annual Report on Form 10-K for the year ended January 30, 1988 (File #0-11682), is expressly incorporated herein by this reference.

     *   d.       Executive Split Dollar Life Insurance Plan and Executive Split
                  Dollar Life Insurance Agreement, dated May 1, 1990, between registrant and Stuart C. Siegel with a schedule of other participants and their respective coverage amounts, filed as
                  Exhibit 10(e) to registrant's Annual Report on Form 10-K for the year ended January 30, 1993 (File #0-11682), is expressly incorporated herein by this reference.

    *    e.       1991 Stock Option Plan, filed as Exhibit 19 to registrant's
                  Quarterly Report on Form 10-Q for the quarter ended July 27,
                  1991 (File #0-11682), is expressly incorporated herein by this reference.

    *    f.       Amendment to 1991 Stock Option Plan, filed as Exhibit 19 to registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 1993 (File #0-11682), is expressly incorporated herein by this reference.

    *    g.       Stock Purchase Loan Plan filed as Exhibit A to the
                  registrant's definitive proxy statement for the Annual Meeting of Shareholders held on May 25, 1995 (file #0-11682) is incorporated herein by this reference.

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

         a. Registrant's 1995 Annual Report to its Shareholders for the fiscal year ended January 27, 1996.

(23)     Consents of Experts and Counsel

         a.       Consent of Independent Accountants

(27)     Financial Data Schedule



* Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.