Form 10-Q
period 1996-04-27
S&K FAMOUS BRANDS INC
filed 1996-05-30
CIK 723924

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 27, 1996

                                       OR

[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

                           Commission File No. 0-11682

                            S & K FAMOUS BRANDS, INC.
                     ......................................
             (Exact name of registrant as specified in its charter)

               Virginia                                  54-0845694
  ...................................    ......................................
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
     ........................................................................
                    (Address of principal executive offices)

Registrant's telephone number, including area code:            (804) 346-2500
                                                              ..................

                                 Not Applicable
 ................................................................................
Former name, former address and former fiscal year,if changed since last report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes    X      No _____


         Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 27, 1996.

                5,066,371 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                            S & K FAMOUS BRANDS, INC.
                              Statements of Income
                                   (unaudited)



                                                                                    Three Months Ended



                                                                             April 27,                April 29,
                                                                               1996                     1995
                                                                               ----                     ----




Net income.....................................................          $   31,448,524           $   28,746,079

Cost of sales .................................................              17,049,746               15,854,622
                                                                         --------------           --------------
Gross profit ..................................................              14,398,778               12,891,457

Other costs and expenses:
   Selling, general and administrative ........................              12,287,874               11,103,416
   Interest                                                                     128,058                  202,985
   Depreciation and amortization ..............................                 564,416                  533,369
   Other, net .................................................                 (55,723)                 (69,579)
                                                                         ---------------          --------------
Income before income taxes ....................................               1,474,153                1,121,266

Provision for income taxes ....................................                 560,200                  426,100
                                                                         ---------------          --------------

Net income ....................................................          $      913,953           $      695,166
                                                                         ==============           ==============

Net income per common share ...................................          $         0.18           $         0.14
                                                                         ==============           ==============

Weighted average common shares outstanding ....................               5,062,969                4,840,454
                                                                         ==============           ==============

See notes to financial statements.


                            S & K FAMOUS BRANDS, INC.
                                 Balance Sheets
                                   (unaudited)


                                                                     April 27,             April 29,            January 27,
                                                                       1996                  1995                  1996
                                                                     ---------             ---------            -----------
Assets

Current assets:
    Cash  ...................................................    $      120,202        $      317,712        $      520,005
    Accounts receivable......................................         1,011,738               448,296               609,194

    Merchandise inventories..................................        46,428,610            45,443,902            39,701,702
    Other current assets.....................................         2,322,112             2,195,985             2,299,519
                                                                 --------------        --------------        --------------

       Total current assets..................................        49,882,662            48,405,895            43,130,420

Property and equipment, at cost:
    Land and corporate facility..............................         5,125,041             5,130,826             5,125,041
    Furniture, fixtures and equipment .......................        10,990,633            10,489,624            10,934,539
    Leasehold improvements...................................        11,875,562            10,286,751            11,651,414
                                                                 --------------        --------------        --------------
                                                                     27,991,236            25,907,201            27,710,994
    Less: Accumulated depreciation and amortization..........        13,143,371            11,565,305            12,619,333
                                                                 --------------        --------------        --------------
                                                                     14,847,865            14,341,896            15,091,661

Other assets ................................................         2,475,015             2,098,980             2,376,115
                                                                 --------------        --------------        --------------
                                                                 $   67,205,542        $   64,846,771        $   60,598,196
                                                                 ==============        ==============        ==============

Liabilities and Shareholders' Equity

Current liabilities:
    Current maturities of long-term debt ....................    $      180,000        $      180,000        $      180,000
    Accounts payable ........................................        12,203,133            11,973,224             6,360,399
    Accrued expenses:
       Compensation-related items............................         1,089,932               640,499             1,273,585
       Current and deferred income taxes.....................         1,026,799               933,673             1,010,152
       Other current liabilities.............................         1,524,544             1,259,125             1,260,258
                                                                 --------------        --------------        --------------

          Total current liabilities..........................        16,024,408            14,986,521            10,084,394

Industrial Development Revenue Bond..........................         2,295,000             2,475,000             2,340,000
Long-term debt...............................................         6,327,425             7,959,193             6,601,276
Deferred income taxes........................................         1,214,325             1,132,095             1,200,811


Commitments
Shareholders' equity:
    Preferred stock, $1 par value;  authorized shares,  500,000;
       issued and outstanding shares, none.........
    Common stock, $.50 par value, authorized shares,
       10,000,000; issued and outstanding shares, 5,066,371
       4,844,159 and 5,058,434, respectively.................         2,533,185             2,422,080             2,529,217
    Capital in excess of par value...........................         7,836,571             6,402,428             7,795,215
    Notes receivable--Stock Purchase Loan Plan ..............        (1,445,072)                    0            (1,458,464)
    Retained earnings........................................        32,419,700            29,469,454            31,505,747
                                                                 --------------        --------------        --------------
                                                                     41,344,384            38,293,962            40,371,715
                                                                 ==============        ==============        ==============
                                                                 $   67,205,542        $   64,846,771        $   60,598,196
                                                                 ==============        ==============        ==============
See notes to financial statements.

                            S & K FAMOUS BRANDS, INC.
                            Statements of Cash Flows
                           Increase (Decrease) in Cash
                                   (unaudited)


                                                                                 Three Months Ended

                                                                          April 27,                  April 29,
                                                                            1996                       1995
                                                                          ---------                  ---------
Cash flows from operating activities:
            Net income..................................              $    913,953                   $    695,166

            Adjustments to reconcile net income to net
            cash provided by (used for) operating
            activities:
               Depreciation and amortization............                   668,080                       633,771
               Loss on property dispositions, net ......                     8,251                         5,375
               Other                                                        33,149                        30,694
               Changes in assets and liabilities:
                  Accounts receivable...................                  (402,544)                     (128,097)
                  Inventories...........................                (6,726,908)                   (5,046,466)
                  Other current assets..................                   (22,593)                       67,820
                  Other assets..........................                   (98,900)                     (123,667)
                  Accounts payable and accrued
                  expenses..............................                 5,982,083                     6,291,189
                  Income taxes and deferred income
                  taxes.................................                    30,161                      (131,064)
                                                                      -------------                  ------------
               Net cash provided by operating activities                   384,732                     2,294,721

Cash flows from investing activities:
            Capital expenditures........................                  (432,535)                     (181,897)
            Proceeds from property dispositions.........                         0                             0
                                                                      -------------                  ------------
            Net cash used for investing activities......                  (432,535)                     (181,897)
                                                                      -------------                  ------------

Cash flows from financing activities:
            Net paydowns under revolving bank lines                       (307,000)                   (2,334,999)
            of credit
            Reduction of long-term debt.................                   (45,000)                      (45,000)
                                                                      -------------                  ------------
            Net cash used for financing activities......                  (352,000)                   (2,379,999)
                                                                      -------------                  ------------

Net decrease in cash                                                      (399,803)                     (267,175)

Cash at beginning of period......................................          520,005                       584,887
                                                                      -------------                  ------------

Cash at end of period............................................     $    120,202                  $    317,712
                                                                      ============                  ============

Supplemental cash flow information:
            Cash paid during the period for:
               Interest.................................              $    124,000                  $    191,500
               Income taxes.............................                   534,000                       560,500


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

C.    Expansion

      Since the beginning of the year the Company has opened four new stores totaling 19,550 square feet.


                    S & K Store Locations                         Date Opened                        Square Footage
               ---------------------------------         ---------------------------           --------------------------
                    Michigan:  Walker                           April 20, 1996                           4,400

                        Ohio:  Columbus                         April 16, 1996                           5,350

                Pennsylvania:  Harrisburg                       April 29, 1996                           4,400

                   Tennessee:  Brentwood                        April 20, 1996                           5,400

      The Company also converted the existing  Columbus,  Ohio store  (Newmarket
Mall) into a superstore, adding 3,200 square feet.

Item 2.    MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Three Months Ended April 27, 1996, Compared to Three Months Ended April 29, 1995

RESULTS OF OPERATIONS

      The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months ended April 27, 1996 and April 29, 1995.


                                                    Percentage of Net Sales

                                                      Three Months Ended
                                               --------------------------------

                                                   4/27/96           4/29/95

 Net sales ...................................      100.0%           100.0%
 Cost of sales ...............................       54.2             55.2
                                                    -----            -----
 Gross profit ................................       45.8             44.8
 Other costs and expenses:
   Selling, general and administrative  ......       39.1             38.6
   Interest  .................................         .4               .7
   Depreciation and amortization .............        1.8              1.8
   Other, net ................................        (.2)             (.2)
                                                    -----            -----
 Income before income taxes ..................        4.7              3.9
 Provision for income taxes  .................        1.8              1.5
                                                    -----            -----
 Net income ..................................        2.9%             2.4%
                                                    =====            =====


      Net sales in the first quarter of fiscal 1997 increased 9.4%, or $2.7 million, over the same period last year, and reflects the net addition of 12 new stores. Comparable store sales were up approximately 3%. These increases were primarily attributable to strong sales in the suit and sportcoat categories. During the first quarter the Company opened three stores and converted one existing store to its larger superstore format. There were 184 stores in operation as of April 27,1996, compared to 172 stores at April 29, 1995.

      Cost of sales in the first quarter of fiscal 1997 decreased by 1.0% of net sales to 54.2% of net sales from 55.2% of net sales for the same period last year. This decrease was primarily the result of improved initial markup on inventory purchased and, to a lesser degree, increased capitalization of buying and occupancy costs to inventory due to increased growth in quarter over quarter inventory levels.

      Selling, general and administrative expenses in the first quarter of fiscal 1997 were 39.1% of net sales compared to 38.6% of net sales in the previous year. This .5% of net sales increase was primarily attributable to this quarter's level of medical claims compared to last year under the Company's group health plan.

      Interest expense was .4% of net sales in the first quarter of fiscal 1997 compared with .7% of net sales last year. This .3% of net sales improvement is primarily attributable to reductions in average borrowing levels from $8.9 million in fiscal 1996 to $5.9 million this year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. Through the first three months of fiscal 1997, the Company opened three new S & K stores and converted an existing store to its superstore format. The Company plans to open a number of new stores in fiscal 1997, while also remodeling several others. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations.

      Operating activities provided net cash of $.4 million and $2.3 million during the first quarters of fiscal 1997 and 1996 periods, respectively. This decrease is primarily due to increased inventory levels this year versus last year as a result of twelve net new stores as well as an increased number of superstores carrying higher inventory levels.

      Net cash used in investing activities is primarily for the purpose of store openings and remodelings. Capital expenditures for the first quarter of fiscal 1997 and 1996 approximated $.4 million and $.2 million, respectively. The Company opened three new stores and remodeled another in the first quarter of fiscal 1997 compared with opening one new store last year.

      Financing activities used net cash of approximately $.4 million and $2.4 million in the first quarter of fiscal 1997 and 1996, respectively. Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements. The Company's revolving credit agreements with two banks aggregate $24.0 million. As of April 27, 1996, the Company had net unused commitments of approximately $18.6 million under the agreements.

PART II.  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the Company's shareholders was held on May 30, 1996.

(b) & (c) At the annual meeting, the shareholders elected eight directors and ratified the selection of independent accountants. The results of the voting were as follows:

 Election of Directors
          Director                           For       Withheld      Abstain
 ----------------------------           -------------  --------      -------
 Stuart C. Siegel                         4,746,777     12,805         0
 Robert L. Burrus, Jr.                    4,746,388     13,194         0
 Donald W. Colbert                        4,746,777     12,805         0
 Selwyn  S. Herson                        4,744,382     15,200         0
 Andrew M. Lewis                          4,745,777     13,805         0
 Steven A. Markel                         4,747,582     12,000         0
 Troy A. Peery                            4,745,282     14,300         0
 Marshall B. Wishnack                     4,747,282     12,300         0


 Ratification of Price Waterhouse LLP as Independent Accountants
                                            For          Against        Abstain
                                        4,754,262         4,150         1,170


Item 6.      Exhibits and Reports on Form 8-K

(a)          Exhibits

             (27) Financial Data Schedule

(b) There were no reports filed on Form 8-K during the three months ended April 27, 1996


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  S & K FAMOUS BRANDS, INC.
                                                        (Registrant)


Date:  May 30, 1996                               /s/ Robert E. Knowles
                                                  ---------------------
                                                  Robert E. Knowles
                                                  Executive Vice President,
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
                                                  (Principal Financial Officer)

Date:  May 30, 1996                               /s/ Janet L. Jorgensen
                                                  ----------------------
                                                  Janet L. Jorgensen
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)