Form 10-Q
period 1996-07-27
S&K FAMOUS BRANDS INC
filed 1996-09-06
CIK 723924

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 27, 1996

                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

                           Commission File No. 0-11682

                            S & K FAMOUS BRANDS, INC.
        .................................................................
             (Exact name of registrant as specified in its charter)

            Virginia                                 54-0845694
 ......................................    ....................................
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
       ...................................................................
                    (Address of principal executive offices)

Registrant's telephone number, including area code:            (804) 346-2500
                                                           .....................

                                 Not Applicable
         ...............................................................
               Former name, former address and former fiscal year,
                          if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X      No _____

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 27, 1996.

           5,066,371 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                                    S & K FAMOUS BRANDS, INC.

                                                      Statements of Income

                                                           (unaudited)

                                                                 Three Months Ended                    Six Months Ended
                                                           -------------------------------     --------------------------------
                                                           July 27, 1996     July 29, 1995     July 27,1996        July 29,1995
                                                           -------------     -------------     -------------      -------------
Net income........................................         $  29,396,524     $  27,267,166      $ 60,845,048       $ 56,013,245
Cost of sales ....................................            15,985,291        15,121,826        33,035,037         30,976,448
                                                           -------------     -------------     -------------      -------------
Gross profit .....................................            13,411,233        12,145,340        27,810,011         25,036,797
Other costs and expenses:
    Selling, general and administrative ..........            11,830,936        10,732,685        24,118,810         21,836,101
    Interest......................................               143,515           200,158           271,573            403,143
    Depreciation and amortization ................               580,019           536,545         1,144,435          1,069,914
    Other, net ...................................              (325,255)          (27,227)         (380,978)           (96,806)
                                                           -------------     -------------     -------------      -------------

Income before income taxes .......................             1,182,018           703,179         2,656,171          1,824,445
Provision for income taxes .......................               337,500           267,200           897,700            693,300
                                                           -------------     -------------     -------------      -------------
Net income .......................................         $     844,518     $     435,979     $   1,758,471      $   1,131,145
                                                           =============     =============     =============      =============
Net income per common share ......................         $        0.17     $        0.09     $        0.35      $        0.23
                                                           =============     =============     =============      =============
Weighted average common shares ...................             5,066,371         4,999,567         5,064,670          4,920,011
                                                           =============     =============     =============      =============
See Notes to Financial Statements.



                                                      S & K FAMOUS BRANDS, INC.

                                                           Balance Sheets

                                                             (unaudited)

                                                                               July 27,             July 29,            January 27,
                                                                                 1996                 1995                 1996
                                                                             ------------         ------------         ------------
Assets

Current assets:
    Cash    ...........................................................      $    420,951         $    189,795         $    520,005
    Accounts receivable................................................           523,609              395,718              609,194
    Merchandise inventories............................................        40,142,596           40,470,045           39,701,702
    Other current assets...............................................         2,344,686            2,196,701            2,299,519
                                                                             ------------         ------------         ------------
       Total current assets............................................        43,431,842           43,252,259           43,130,420

Property and equipment, at cost:
    Land and corporate facility........................................         5,125,041            5,125,041            5,125,041
    Furniture, fixtures and equipment .................................        11,133,470           10,547,041           10,934,539
    Leasehold improvements.............................................        11,854,817           10,317,364           11,651,414
                                                                             ------------         ------------         ------------
                                                                               28,113,328           25,989,446           27,710,994
    Less:  Accumulated depreciation and amortization ..................        13,779,706           12,041,811           12,619,333
                                                                             ------------         ------------         ------------
                                                                               14,333,622           13,947,635           15,091,661

Other assets ..........................................................         2,461,351            2,170,714            2,376,115
                                                                             ------------         ------------         ------------
                                                                             $ 60,226,815         $ 59,370,608         $ 60,598,196
                                                                             ============         ============         ============

Liabilities and Shareholders' Equity

Current liabilities:
    Current maturities of long-term debt ..............................      $    180,000         $    180,000         $    180,000
    Accounts payable ..................................................         4,508,189            3,925,983            6,360,399
    Accrued expenses:
       Compensation-related items......................................           952,076              853,276            1,273,585
       Current and deferred income taxes...............................           194,211              317,062            1,010,152
       Other current liabilities.......................................         1,283,631            1,093,513            1,260,258
                                                                             ------------         ------------         ------------
            Total current liabilities..................................         7,118,107            6,369,834           10,084,394

Industrial Development Revenue Bond....................................         2,250,000            2,430,000            2,340,000
Long-term debt.........................................................         7,428,576           10,707,887            6,601,276
Deferred income taxes..................................................         1,227,838            1,118,270            1,200,811
Commitments
Shareholders' equity:
    Preferred stock, $1 par value; authorized shares,
       500,000;  issued and outstanding shares, none ..................
    Common stock, $.50 par value, authorized shares,
       10,000,000; issued and outstanding shares, 5,066,371,
       5,058,434 and 5,058,434, respectively ..........................         2,533,185            2,529,217            2,529,217
    Capital in excess of par value.....................................         7,836,571            7,795,215            7,795,215
    Notes receivable--Stock Purchase Loan Plan ........................        (1,431,680)          (1,485,248)          (1,458,464)
    Retained earnings..................................................        33,264,218           29,905,433           31,505,747
                                                                             ------------         ------------         ------------
                                                                               42,202,294           38,744,617           40,371,715
                                                                             ------------         ------------         ------------
                                                                             $ 60,226,815         $ 59,370,608         $ 60,598,196
                                                                             ============         ============         ============
See Notes to Financial Statements.

                                               S & K FAMOUS BRANDS, INC.

                                               Statements of Cash Flows

                                              Increase (Decrease) in Cash
                                                      (unaudited)


                                                                                           Six Months Ended
                                                                                  -----------------------------------
                                                                                  July 27, 1996         July 29, 1995
                                                                                  -------------         -------------
Cash flows from operating activities:
    Net income......................................................              $  1,758,471          $  1,131,145
    Adjustments to reconcile net income to net cash
      used for operating activities:
       Depreciation and amortization................................                 1,346,696             1,266,269
       Loss on property dispositions, (net) ........................                   226,259                45,548
       Other........................................................                    66,300                61,389
       Changes in assets and liabilities:

           Accounts receivable......................................                    85,585               (75,519)
           Inventories..............................................                  (440,894)              (72,609)
           Other current assets.....................................                   (45,167)               67,104
           Other assets.............................................                   (85,236)             (195,401)
           Accounts payable and accrued expenses ...................                (2,078,238)           (1,694,211)
           Income taxes and deferred income taxes ..................                  (788,914)             (761,500)
                                                                                  ------------          ------------
    Net cash provided by (used for) operating activities ...........                    44,862              (227,785)
                                                                                  ------------          ------------
Cash flows from investing activities:
    Capital expenditures............................................                  (814,916)             (464,357)
    Proceeds from property dispositions.............................                         0                 4,050
                                                                                  ------------          ------------
    Net cash used for investing activities .........................                  (814,916)             (460,307)
                                                                                  ------------          ------------
Cash flows from financing activities:
    Net borrowings under revolving bank lines of credit ............                   761,000               383,000
    Reduction of long-term debt.....................................                   (90,000)              (90,000)
                                                                                  ------------          ------------
    Net cash provided by financing activities ......................                   671,000               293,000
                                                                                  ------------          ------------
Net decrease in cash................................................                   (99,054)             (395,092)
Cash at beginning of period.........................................                   520,005               584,887
                                                                                  ------------          ------------
Cash at end of period...............................................              $    420,951          $    189,795
                                                                                  ============          ============

Supplemental cash flow information:
 Cash paid during the period for:
       Interest.....................................................              $    274,000          $    401,700
       Income taxes.................................................                 1,690,000             1,458,100

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

C.     Expansion

       During the second quarter, the Company opened one new 4,400 square foot S&K store in Harrisburg, Pennsylvania. Since the end of the second quarter, the Company has closed two S&K stores (Kissimmee, Florida-- 3,940 square feet and Fort Pierce, Florida--3,425 square feet) and one of its Washington, DC, Menswear Mega Center stores (17,840 square feet) because they had not met the Company's sales and earnings expectations.

       As of August 31, 1996, the Company closed its two other Menswear Mega Center stores (42,120 square feet) in the Washington, DC market. The Menswear Mega Center concept was developed as a test in 1992 for major markets, but financial expectations had not been met. These locations' leases were assumed by K&G Men's Centers, Inc., which purchased certain leasehold improvements and other fixed assets. The closings of these two stores will not have a material effect on earnings for the current fiscal year.

Item 2. MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Three Months and Six Months Ended July 27, 1996, Compared to Three Months and Six Months Ended July 29, 1995

RESULTS OF OPERATIONS

       The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months and six months ended July 27, 1996 and July 29, 1995.

                                                                                    Percentage of Net Sales
                                                                       ---------------------------------------------------
                                                                         Three Months Ended           Six Months Ended
                                                                       ----------------------      -----------------------
                                                                        7/27/96       7/29/95       7/27/96       7/29/95
                                                                       ---------     --------      --------      ---------
Net sales.....................................................           100.0 %      100.0 %       100.0 %        100.0 %
Cost of sales ................................................            54.4         55.4          54.3           55.3
                                                                       ---------     --------      --------      ---------
Gross profit .................................................            45.6         44.6          45.7           44.7
Other costs and expenses:
    Selling, general and administrative ......................            40.2         39.4          39.6           39.0
    Interest .................................................              .5           .7            .4             .7
    Depreciation and amortization ............................             2.0          2.0           1.9            1.9
    Other, net ...............................................            (1.1)         (.1)          (.6)           (.1)
                                                                       ---------     --------      --------      ---------
Income before incomes taxes ..................................             4.0          2.6           4.4            3.2
Provision for income taxes ...................................             1.1          1.0           1.5            1.2
Net income ...................................................             2.9 %        1.6 %         2.9 %          2.0 %
                                                                       =========     ========      ========      =========

       Net sales in the second quarter increased by 7.8%, or $2.1 million, over the same period last year, and reflects the net addition of 17 new stores since July 29, 1995. Comparable store sales were up 3%. For the six-month period, net sales increased by 8.6% or $4.8 million over the same period last year with comparable stores sales up 3%. These sales increases were attributable to strong performance in suits and to an aggressive marketing campaign. During the quarter ended July 27, 1996, the Company opened one new store and converted one existing store to its larger superstore format. There were 188 stores in operation as of July 27, 1996, compared to 171 stores at July 29, 1995.

       Cost of sales in the second quarter of fiscal 1997 was 54.4% of net sales compared to 55.4% of net sales for the same period last year. For the six-month period, cost of sales was 54.3% of net sales compared to 55.3% last year. These decreases were equally the result of reduced markdowns associated with the clearance of seasonal merchandise and improved initial markup on new inventory purchases, both partially offset by expensing of previously capitalized buying and occupancy costs due to lower inventory levels.

       Selling, general and administrative expenses in the second quarter of fiscal 1997 were 40.2% of net sales compared to 39.4% of net sales for the second quarter of fiscal 1996. This increase was due to incurring planned store salary and rent costs while sales were unexpectedly lower in July due to weakened customer response during the Olympic Games and Hurricane Bertha. For the six-month period, selling, general and administrative expenses were 39.6% of net sales compared to 39.0% of net sales last year. This increase was primarily attributable to higher medical claims during the first quarter and incurring planned store salary and rent costs while sales fell short of expectations in July 1996.

       Interest expense in the second quarter of fiscal 1997 was .5% of net sales compared to .7% of net sales for the second quarter of fiscal 1996. For the six-month period, interest expense was .4% of net sales compared to .7% of net sales last year. These decreases are primarily attributable to reductions in the last six months in average borrowing levels from $9.6 million in fiscal 1996 to $6.6 million this year.

       Other, net in the second quarter of fiscal 1997 was income of (1.1)% of net sales compared to (.1)% of net sales for the same period last year. For the six-month period, other, net was income of (.6)% of sales compared to (.1)% last year. These increases in other, net income are primarily attributable to receipt of nonrecurring, nontaxable proceeds from a life insurance policy on a former officer.

       Provision for income taxes in the second quarter of fiscal 1997 was 28.6% of income before income taxes compared to 38.0% for the same quarter last year. On a year-to-date basis, provision for income taxes was 33.8% of income before income taxes compared to 38.0% last year. These decreases were solely attributable to the nontaxable, nonrecurring insurance proceeds disclosed in other, net above. The Company anticipates that its effective tax rate will be 38.0% for the remainder of fiscal 1997, compared to 38.0% in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. Through the first six months of fiscal 1997, the Company opened four new S&K stores and converted two existing stores to its superstore format. By Thanksgiving 1997, the Company plans to open a number of new stores and remodel several others. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations.

       Operating activities provided net cash of $45,000 and used net cash of $228,000 during the first six months of fiscal 1997 and 1996, respectively. Excluding the effects of changes in working capital, net cash provided by operating activities in the first six months was $3.4 million this year compared to $2.5 million last year.

       Net cash used in investing activities in fiscal 1997 and fiscal 1996 was primarily for the purpose of store expansion and remodelings. Capital expenditures for the first six months of fiscal 1997 and 1996 approximated $.8 million and $.5 million, respectively. In the first six months of fiscal 1997, the Company opened four new stores and converted two others to its superstore format. For the same period last year, the Company opened two new stores and remodeled two other stores.

       Financing activities provided net cash of approximately $.7 million in the first six months of fiscal 1997 compared with $.3 million in the same period in fiscal 1996. Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements. During the second quarter, the Company amended those agreements to extend the date of its option to convert to term loans from May 31, 1997 to May 31, 1998. The Company's revolving credit agreements with two banks aggregate $24.0 million. As of July 27, 1996, the Company had net unused commitments of approximately $12.0 million under the agreements.

PART II.  OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K

              (a)    Exhibits

                     (4)  a.  Extension  letter  dated  July  30,  1996,  to the
                              Credit Agreement dated as of March 10, 1994, between the registrant and Crestar Bank.

                     (4)  b.  Second  Amendment to Credit  Agreement  dated July
                              15, 1996, between registrant and Signet Bank.

                     (27)     Financial Data Schedule

              (b) There were no reports filed on Form 8-K during the three months ended July 27, 1996.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               S & K FAMOUS BRANDS, INC.
                                                      (Registrant)

Date:  September 6, 1996                       /s/ Robert E. Knowles
                                               ---------------------
                                               Robert E. Knowles
                                               Executive Vice President,
                                               Chief Financial Officer,
                                               Secretary and Treasurer
                                               (Principal Financial Officer)

Date:  September 6, 1996                       /s/ Janet L. Jorgensen
                                               ----------------------
                                               Janet L. Jorgensen
                                               Vice President and Controller
                                               (Principal Accounting Officer)