Form 10-Q
period 1996-10-26
S&K FAMOUS BRANDS INC
filed 1996-12-10
CIK 723924

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 26, 1996

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

                           Commission File No. 0-11682

                            S & K FAMOUS BRANDS, INC.
 ..............................................................................
             (Exact name of registrant as specified in its charter)

            Virginia                              54-0845694
 .................................    ......................................
 (State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
 ...............................................................................
                    (Address of principal executive offices)

Registrant's telephone number, including area code:     (804) 346-2500
                                                      ..................

                                 Not Applicable
 ...............................................................................
              Former name, former address and former fiscal year,
                         if changed since last report.

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes X No_____

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 26, 1996

                5,066,371 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                            S & K FAMOUS BRANDS, INC.
                              Statements of Income
                                   (unaudited)


                                                      Three Months Ended                  Nine Months Ended
                                               -------------------------------      -----------------------------
                                                 October 26,       October 28,       October 26,      October 28,
                                                    1996              1995              1996             1995
                                               -------------      ------------       -----------     ------------
   Net sales                                     $30,170,905       $28,236,210       $91,015,953      $84,249,455
   Cost of sales                                  16,185,580        15,602,566        49,220,617       46,579,014
                                               --------------     -------------      ------------    -------------
   Gross profit                                   13,985,325        12,633,644        41,795,336       37,670,441
   Other costs and expenses:
   Selling, general and administrative            12,717,241        11,601,761        36,836,051       33,437,862
   Interest                                          122,268           204,733           393,841          607,876
   Depreciation and amortization                     545,889           538,552         1,690,324        1,608,466
   Other, net                                      (402,599)           218,918         (783,577)          122,112
                                               --------------     -------------      ------------    -------------

   Income before income taxes                      1,002,526            69,680         3,658,697        1,894,125
   Provision for income taxes                        380,900            26,500         1,278,600          719,800
                                               --------------     -------------      ------------    -------------

   Net income                                  $     621,626      $     43,180       $ 2,380,097      $ 1,174,325
                                               ==============     =============      ============    =============

   Net income per common share                 $        0.12      $       0.01       $      0.47      $      0.24
                                               ==============     ============      ============     ============
   Weighted average common shares outstanding

                                                   5,066,371         5,058,434         5,065,237        4,966,152
                                               ==============     ============      ============     ============


  See notes to financial statements.

                            S & K FAMOUS BRANDS, INC.
                                 Balance Sheets
                                   (unaudited)


                                                                     October 26,        October 28,         January 27,
                                                                        1996               1995                1996
                                                                  --------------      --------------      ------------
Assets
Current assets:

Cash                                                                $    396,844       $    378,380       $    520,005
         Accounts receivable                                             881,704            535,818            609,194
         Merchandise inventories                                      50,191,800         49,519,489         39,701,702
         Other current assets                                          2,264,821          2,444,755          2,299,519
                                                                    ------------       ------------       ------------

Total current assets                                                  53,735,169         52,878,442         43,130,420

Property and equipment, at cost:

Land and corporate facility                                            5,123,241          5,125,041          5,125,041
Furniture, fixtures and equipment                                     11,098,570         10,941,884         10,934,539
Leasehold improvements                                                11,687,951         10,882,719         11,651,414
                                                                    ------------       ------------       ------------
                                                                      27,909,762         26,949,644         27,710,994
Less: Accumulated depreciation and amortization                       13,766,413         12,561,275         12,619,333
                                                                    ------------       ------------       ------------
                                                                      14,143,349         14,388,369         15,091,661

Other assets                                                           2,650,582          2,268,414          2,376,115
                                                                    ------------       ------------       ------------

                                                                    $ 70,529,100       $ 69,535,225       $ 60,598,196
                                                                    ============       ============       ============

Liabilities and Shareholders' Equity

Current liabilities:

Current maturities of long-term debt                                $    180,000       $    180,000       $    180,000
Accounts payable                                                      14,639,984         14,821,526          6,360,399
Accrued expenses:
Compensation-related items                                               511,184            458,818          1,273,585
Current and deferred income taxes                                        313,254            148,529          1,010,152
Other current liabilities                                              1,473,802          1,245,289          1,260,258
                                                                    ------------       ------------       ------------

         Total current liabilities                                    17,118,224         16,854,162         10,084,394

Industrial Development Revenue Bond                                    2,205,000          2,385,000          2,340,000
Long-term debt                                                         7,127,726         10,356,581          6,601,276
Deferred income taxes                                                  1,240,797          1,138,293          1,200,811
Commitments
Shareholders' equity:

Preferred stock, $1 par value; authorized shares,
                  500,000; issued and outstanding shares, none

Common stock, $.50 par value, authorized shares,
  10,000,000; issued and outstanding shares,
  5,066,371, 5,058,434 and 5,058,434, respectively                     2,533,185          2,529,217          2,529,217

Capital in excess of par value                                         7,836,571          7,795,215          7,795,215
Notes receivable--Stock Purchase Loan Plan                            (1,418,247)        (1,471,856)        (1,458,464)
Retained earnings                                                     33,885,844         29,948,613         31,505,747
                                                                    ------------       ------------       ------------
                                                                      42,837,353         38,801,189         40,371,715
                                                                    ------------       ------------       ------------

                                                                    $ 70,529,100       $ 69,535,225       $ 60,598,196
                                                                    ============       ============       ============

   See notes to financial statements

                            S & K FAMOUS BRANDS, INC.
                            Statements of Cash Flows
                           Increase (Decrease) in Cash
                                   (unaudited)


                                                                                 Nine Months Ended
                                                                         ---------------------------------
                                                                            October 26,        October 28,
                                                                              1996               1995
                                                                          -------------      -------------
Cash flows from operating activities:

Net income                                                                 $  2,380,097       $  1,174,325
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                                                 2,000,587          1,914,348
Loss on property dispositions, (net)                                             96,426            237,494
Other                                                                            99,450             92,083
Changes in assets and liabilities:

Accounts receivable                                                            (272,510)          (215,619)
Inventories                                                                 (10,490,098)        (9,122,053)
Other current assets                                                             34,698           (180,950)
Other assets                                                                   (274,467)          (293,101)
Accounts payable and accrued expenses                                         7,816,269          8,972,042
Income taxes and deferred income taxes                                         (656,912)          (910,010)
                                                                           ------------       ------------
Net cash provided by operating activities                                       733,540          1,668,559
                                                                           ------------       ------------
Cash flows from investing activities:

Capital expenditures                                                         (1,691,551)        (1,746,998)
Proceeds from property dispositions                                             542,850              5,932
                                                                           ------------       ------------
Net cash used for investing activities                                       (1,148,701)        (1,741,066)
                                                                           ------------       ------------
Cash flows from financing activities:

Net borrowings under revolving bank lines of credit                             427,000              1,000
Reduction of long-term debt                                                    (135,000)          (135,000)
                                                                           ------------       ------------
Net cash provided by (used for) financing activities                            292,000           (134,000)
                                                                           ------------       ------------
Net decrease in cash                                                           (123,161)          (206,507)
Cash at beginning of period                                                     520,005            584,887
                                                                           ------------       ------------
Cash at end of period                                                      $    396,844       $    378,380
                                                                           ============       ============

Supplemental cash flow information:
Cash paid during the period for:

Interest                                                                   $    390,000       $    607,200
Income taxes                                                                  1,939,000          1,633,200



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

C.    Expansion

      Since the end of the second quarter, the Company has opened 14 S&K stores totaling 58,605 square feet and converted two existing S&K stores into superstores, adding 2,650 square feet. The Company closed five S&K stores totaling 19,500 square feet and the three remaining Menswear Mega Centers in Washington, D.C., totaling 57,940 square feet. New stores opened since July 27, 1996, are as follows:


            S&K Store Locations                        Date Opened        Square Footage
------------------------------------------------   --------------------  ---------------
Arkansas:       Fort Smith                          November 17, 1996          3,300
                Little Rock                         December 2, 1996           5,340
Florida:        Lakeland                            November 8, 1996           3,680
Georgia:        Macon                               November 29, 1996          4,800
Indiana:        Indianapolis (Castelton Village)    November 23, 1996          4,865
                             (Greenwood Center)     November 23, 1996          4,800
                             (Pike Plaza)           November 23, 1996          5,235
Michigan:       Howell                              November 15, 1996          3,000
New York:       Cheektowago  (Buffalo)              October 18, 1996           5,000
North Carolina: Greensboro                          October 23, 1996           4,920
Pennsylvania:   Scranton                            November 22, 1996          3,365
Tennessee:      Jackson                             November 15, 1996          4,000
Texas:          Hillsboro                           October 28, 1996           3,200
West Virginia:  Huntington                          November 21, 1996          3,100


      S&K stores in Fort Pierce and Kissimmee, Florida, were closed due to not meeting the Company's sales and profitability expectations. A store in Little Rock, Arkansas, and a store in Greensboro, North Carolina, were relocated and converted into superstores. A store located in Columbia, South Carolina (Richland Fashion Mall), was closed due to the landlord's buyout of the lease to reconfigure the mall. The three remaining Menswear Mega Centers were closed because they had not met the Company's sales and earnings expectations. Two of the Mega Centers' leases were assumed by K&G Men's Centers, Inc.

Item 2.     MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Three Months and Nine Months Ended October 26, 1996, Compared to Three Months and Nine Months Ended October 28, 1995

RESULTS OF OPERATIONS

      The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months and nine months ended October 26, 1996 and October 28, 1995.


                                                       Percentage of Net Sales
                                          ----------------------------------------------
                                           Three Months Ended        Nine Months Ended
                                          ---------------------    ---------------------
                                           10/26/96    10/28/95    10/28/95     10/28/95
                                          ----------  ---------    --------     --------
Net sales                                  100.0%       100.0%      100.0%       100.0%
Cost of sales                               53.6         55.3        54.1         55.3
                                           -----        -----       -----        -----
Gross profit                                46.4         44.7        45.9         44.7
Other costs and expenses:

Selling, general and administrative         42.2         41.1        40.5         39.7
Interest                                      .4           .7          .4           .7
Depreciation and amortization                1.8          1.9         1.9          1.9
Other, net                                  (1.3)          .8         (.9)          .2
                                           -----        -----       -----        -----
Income before income taxes                   3.3           .2         4.0          2.2
Provision for income taxes                   1.2           .1         1.4           .8
                                           -----        -----       -----        -----
Net income                                   2.1%          .1%        2.6%         1.4%
                                           =====        =====       =====        =====



     Net sales in the third quarter increased by 7%, or $1.9 million, over the same period last year. This increase is due to the net addition of 11 new S&K stores since October 28, 1995, and comparable store sales increases of 7% for the third quarter; both partially offset by reduced sales due to the closing of the Menswear Mega Centers. For the nine-month period, net sales increased by 8%, or $6.8 million over the same period last year, with comparable store sales up 5%, both partially offset by reduced sales due to the closing of the Menswear Mega Centers. These sales increases were attributable to a strong performance in suits and to an aggressive marketing campaign. During the quarter ended October 26, 1996, the Company opened three new stores, closed seven stores (including the three remaining Menswear Mega Centers) and remodeled two existing superstores. There were 183 total stores in operation as of October 26, 1996, compared to 177 stores at October 28, 1995.

     Cost of sales for the third quarter of fiscal 1997 was 53.6% of net sales compared to 55.3% of net sales for the third quarter last year. For the nine-month period, cost of sales was 54.1% of net sales compared to 55.3% of net sales last year. These cost reductions as a percentage of net sales were primarily due to not having the sales volume from the former Menswear Mega Centers which had a lower gross margin than the Company's S&K stores

     Selling, general and administrative expenses in the third quarter of fiscal 1997 were 42.2% of net sales compared to 41.1% of net sales for the third quarter of fiscal 1996. This 1.1% of net sales increase is the result of having higher planned advertising costs associated with an aggressive direct mail campaign designed to increase market share and not having the sales volume from the former Menswear Mega Centers which had operated at reduced overhead costs as a percentage of net sales. For the nine-month period, selling, general and administrative expenses were 40.5% of net sales versus 39.7% of net sales in the same period last year. This .8% of net sales increase is attributable to higher group medical claims and incurring store salary and rent costs at planned levels while sales fell short of expectations, especially in second quarter.

     Interest expense was .4% of net sales for both the third quarter and nine-month periods of fiscal 1997 compared to .7% of net sales in the same two periods last year. These decreases are primarily attributable to reductions in average borrowing levels from $9.7 million in fiscal 1996 to $6.3 million this year.

     Other, net consists of other income of 1.3% of net sales in the third quarter of fiscal 1997 compared to other expense of .8% of net sales for the same period last year. This year includes $336,000, or 1.1% of net sales, representing a net gain associated with a landlord's buyout of the lease of an S&K store in Columbia, South Carolina. Last year includes the expensing of estimated closing costs of $265,000, or .9% of net sales, associated with two Menswear Mega Center locations in Chicago, Illinois. On a nine-month basis, other income was .9% of net sales compared to other expense of .2% last year. This 1.1% of net sales increase in income is equally the result of the two fluctuations discussed above and the second quarter fiscal 1997 receipt of nonrecurring, nontaxable proceeds from a life insurance policy on a former officer.

     Provision for income taxes in the third quarter of both fiscal 1997 and 1996 was 38.0% of income before income taxes. On a year-to-date basis, the provision for income taxes was 34.9% of income before income taxes compared to 38.0% last year. This reduction is solely attributable to the nontaxable, nonrecurring insurance proceeds disclosed in Other, net above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. Through the first nine months of fiscal 1997, the Company opened six new S&K stores, converted four existing stores to its superstore format and remodeled eight other S&K stores. Since the end of the third quarter, the Company has opened 12 more new S&K stores. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations.

     Operating activities provided net cash of $.7 million during the first nine months of fiscal 1997 compared to $1.7 million for the same 1996 period. The decrease is due primarily to higher net income being more than offset by increased inventory purchases and reductions in accounts payable and accrued expenses. Excluding the effects of changes in working capital, net cash provided by operating activities in the first nine months was $4.6 million this year compared to $3.4 million last year.

     Net cash used in investing activities is primarily for the purpose of store expansion and remodelings. Capital expenditures approximated $1.7 million for the first nine months of both fiscal 1997 and fiscal 1996. The Company has opened 12 additional stores since the end of the fiscal 1997 third quarter. In fiscal 1997, $375,000 was received as proceeds in connection with the buyout of a lease in Columbia, South Carolina, and $169,000 was received in connection with the sale of certain fixed assets.

     Financing activities provided net cash of $.3 million in the nine-month period this year compared to using $.1 million in the same period last year. Financing activities relate to fluctuations in the borrowing levels under the Company's revolving credit agreements. During fiscal 1997, the Company amended those agreements to extend the date of its option to convert to term loans from May 31, 1997, to May 31, 1998. The Company's revolving credit agreements with two banks aggregate $24.0 million. As of October 26, 1996, the Company had net unused commitments of approximately $17.9 million available under these agreements.

OTHER MATTERS

     In connection with the lessor's buyout of the Rockville, Maryland, Menswear Mega Center lease, the Company will receive $1.0 million subject to the landlord's ability to obtain permanent financing to redevelop the center and the Company will incur certain expenses. Management has not recorded any gain on this transaction due to the uncertainty of the availability and timing of the lessor's permanent financing.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

           (27) Financial Data Schedule

        (b) There were no reports filed on Form 8-K during the three months ended October 26, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                S & K FAMOUS BRANDS, INC.
                                               ---------------------------
                                                     (Registrant)



 Date: December 9, 1996                        /s/  Robert E. Knowles
                                              ----------------------------
                                              Robert E. Knowles
                                              Executive Vice President,
                                              Chief Financial Officer,
                                                  Secretary and Treasurer
                                              (Principal Financial Officer)

 Date: December 9, 1996                       /s/ Janet L. Jorgensen
                                             ------------------------------
                                             Janet L. Jorgensen
                                             Vice President and Controller
                                             (Principal Accounting Officer)