Form 10-K405
period 1997-01-25
S&K FAMOUS BRANDS INC
filed 1997-04-11
CIK 723924

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 25, 1997

                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

                           Commission File No. 0-11682

                            S & K FAMOUS BRANDS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                     54-0845694
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:               (804) 346-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.50 par value
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes    X      No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 9, 1997, was approximately $21,298,000.

         This figure was calculated by multiplying (i) the mean between the high and low prices for the registrant's common stock on April 9, 1997, as reported by The Nasdaq National Market, by
         (ii) the number of shares of the registrant's common stock not held by the officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is an affiliate of the registrant.

         As of April 9, 1997, 5,071,508 shares of the registrant's Common Stock, $0.50 par value were outstanding.

Documents Incorporated by Reference

The portions of the 1996 Annual Report to Shareholders for the fiscal year ended January 25, 1997, referred to in Part II, are incorporated by reference into
Part II. The portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 29, 1997, referred to in Part III, are incorporated by reference into Part III.

                                     PART I.

Item 1.  Business

         (a)      General Development of Business

S & K Famous Brands, Inc. (the "Company") has been in business for thirty years. The Company began operations with one store and presently operates 195 stores. The Company was incorporated in Virginia in 1970, as successor to a business established in 1967. As used herein, the term "Company" includes the Company and its predecessors. The Company's corporate headquarters is located at 11100 West Broad Street, Richmond, Virginia; the telephone number is (804) 346-2500. For a discussion of the Company's business and its development during the fiscal year ended January 25, 1997 ("fiscal 1997"), see "Narrative Description of Business."

         (b)      Financial Information about Industry Segments

The Company is engaged in one line of business, the retail sale of men's tailored clothing, furnishings, sportswear and accessories. Accordingly, data with respect to separate industry segments is not applicable and has not been reported herein.

         (c)      Narrative Description of Business

General

The Company is engaged in the retail sale of men's tailored clothing, furnishings, sportswear and accessories through stores trading primarily as S & K Famous Brand Menswear (S & K). The Company sells in-season, first-quality, men's apparel, primarily with nationally recognized brand names, at 20% to 40% less than regular, full-priced department and specialty store prices. This apparel includes a full line of men's suits, sportcoats, slacks, shirts, ties, sportswear and related accessories.

The Company's operations are generally conducted under the name S & K Famous Brand Menswear. There are 195 stores in 26 states: Virginia, Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, West Virginia and Wisconsin. Except for two locations, all of the S & K stores are located either in strip shopping centers or enclosed shopping malls.

During fiscal 1997, the Company opened 18 new S & K stores, totaling 78,155 square feet, in the following localities:

Arkansas:          Fort Smith and Little Rock
Florida:           Lakeland
Georgia:           Macon
Indiana:           Indianapolis (includes three stores in this market)
Michigan:          Howell and Walker
New York:          Cheektowago (Buffalo market)
North Carolina:    Greensboro
Ohio:              Columbus
Pennsylvania:      Harrisburg and Scranton
Tennessee:         Brentwood and Jackson
Texas:             Hillsboro
West Virginia:     Huntington

In addition, the Company expanded three stores in the following locations (converting them to the superstore concept): Columbus, Ohio; Raleigh, North Carolina and South Bend, Indiana, adding 7,452 square feet.

In fiscal 1997, the Company closed five S & K stores totaling 19,500 square feet: two stores were closed due to not meeting the Company's sales and profitability expectations (Fort Pierce and Kissimmee, Florida); two stores were relocated and converted into superstores (Little Rock, Arkansas and Greensboro, North Carolina); and a store located in Columbia, South Carolina was closed due to a landlord's request to buyout the lease. Additionally, the Company's three remaining Menswear Mega Centers (totaling 57,940 square feet) were closed because they had not met the Company's sales and earnings expectations.

The following table summarizes information concerning store openings and closings during the fiscal years presented:

                                                                Fiscal Year Ended

Stores:                                    1/25/97       1/27/96        1/28/95        1/29/94        1/30/93
                                           -------       -------        -------        -------        -------
Open at beginning of year                      184           172             154           127            117
Closed during year                               8             9               4             1              3
Opened during year                              18            21              22            28             13
Open at end of year                            194           184             172           154            127
                                     =============  ============ =============== =============  =============
Relocations                                      2             0               3             3              5

Average sales per selling square foot for the stores included in comparable store sales statistics were: $218, $215, $212, $217, and $221 in the fiscal years ended 1997 through 1993, respectively. Other than the general economic and competitive environment, average sales per selling square foot are primarily influenced by three factors: sales levels in existing stores from year to year; an increasing proportion of newer stores which, although profitable, might not have reached sales levels of more mature stores; and an increasing number of additional stores in existing markets, where the Company does not expect sales levels to be as high as in markets in which the Company operates a single store. The number of new stores opened in existing markets (which negatively impacted existing store sales while increasing total market sales) in fiscal years 1997, 1996 and 1995, were three, four, and five, respectively.

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

S & K's sales associates provide the level and quality of customer service generally found only in exclusive men's clothing stores. These services include providing basic alterations at modest cost, soliciting comments from customers as to their satisfaction with the merchandise and services, maintaining customer files on special preferences, and offering a liberal refund policy for returned merchandise, including a money-back guarantee. S & K also offers a Premiere Club for those customers who shop with the Company on a repeat basis. Members of the Premiere Club receive periodic mailings throughout the year which usually contain special promotional opportunities, as well as free alterations for the life of garments purchased.

S & K uses television as its primary advertising media. Television may be occasionally supplemented by newspaper for certain promotions or special events such as grand openings. The Company also uses direct mail for Premiere Club promotions as well as prospective customer mailings. The direct mail programs allow the Company to target Premiere Club customers who have been the most responsive and loyal to S & K in the past or potential customers who fit the Company's demographic profile. The Company anticipates that its direct mail promotions will continue to increase and may ultimately serve as the basis for most future promotional efforts. Baseball Hall of Famer, Johnny Bench, is the advertising and marketing spokesperson for the Company. The S & K customer has been receptive to this association and the Company plans to continue this relationship in fiscal 1998.

Purchasing and Distribution

Purchasing for all of the Company's stores is directed from the Company's headquarters in Richmond, Virginia, under the control of the Executive Vice President - Merchandise.

The Company purchases branded merchandise directly from a number of nationally recognized manufacturers. These purchases consist primarily of merchandise produced specifically from orders placed by S & K well in advance of manufacturers' production cycles and to a much lesser extent from manufacturers' overstocks. S & K's advance purchasing enables manufacturers to fill the Company's orders during off-peak manufacturing periods. The Company believes these buying practices enable it to sell this merchandise at prices generally 20% to 40% below prices regularly offered by full-priced department and specialty stores.

The Company also uses a number of high quality men's clothing factories which manufacture goods to its specifications for Company-owned labels, such as Tailors Row, Deansgate, Roberto Villini, Club Run, Fenzia and others. The Tailors Row label (as well as Tailors Row Finery), which includes suits, blazers and slacks, offers a 100% worsted wool product with an exceptional level of tailoring and complements the Company's other clothing lines. The Company also offers a similar product line using blended fabric under its Deansgate label. Additionally, in fiscal 1997 the Company introduced its Johnny Bench label which was developed to appeal to mainstream America and has been initially used on sportcoats and slacks and is being expanded to include suits. The various manufacturing programs enable the Company to better control the quality, selection and depth of its merchandise and supplement apparel purchased from brand name manufacturers.

S & K works diligently to establish and maintain good vendor relationships. The Company purchases merchandise from approximately 135 vendors. Except for one vendor who accounted for approximately 16%, no other vendor exceeded 10% of the Company's purchases in fiscal 1997. S & K does not believe that the loss of any vendor would significantly impact the Company. The Company does not maintain any long-term purchase commitments or arrangements with any supplier and believes that there will be sufficient sources of merchandise to support its expansion plans with no adverse effect on its purchasing practices.

S & K has a basic item replenishment program with its major suppliers for much of its merchandise to fulfill customers' needs on a timely basis and increase the Company's inventory turnover. Substantially all of the Company's merchandise is received centrally at its 110,000 square foot distribution center in
Richmond, Virginia. While the Company does have a program in place to ship direct to the stores from its vendors, most merchandise is sorted, priced (if not pre-ticketed by the vendor) and distributed from the distribution center. S & K's stores within an average 200 mile radius of Richmond receive merchandise once a week with deliveries generally made by the Company's own trucks. Deliveries are made one to two times a week to stores outside this radius using common carriers or package delivery companies. The Company continually enhances and refines its allocation and distribution processes (generally through technology improvements in recent years). The Company believes that through these enhancements and the availability of direct vendor shipments to its stores that there is sufficient capacity for receiving, storing and shipping merchandise to support the Company's future expansion plans.

Store Operations

Each store is under the direction of a general manager who is supervised by a district manager. The district managers, who each generally supervise ten to fifteen stores, visit the stores frequently to review merchandise needs, personnel training and performance, and adherence to the Company's operating procedures.

The Company uses a multi-disciplinary training course specifically developed for S & K associates. All store associates participate in this 75-day self study program, which the Company calls its "Gold Star" program. This program sets a personalized standard of performance for each sales associate on a weekly basis and closely monitors that progress. Additionally, throughout the year, the Company conducts numerous one-week, in-house training seminars for selected management trainees and full-time sales associates. These developmental programs are enhanced by continuous on-the-job training, video training and periodic, indistrict meetings conducted by district managers or one of the three Vice Presidents - Operations. Annually, all general managers are brought to Richmond to participate in a 4-day corporate training and team building session.

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

Information Management and Point-of-Sale System

Inventory records are controlled centrally and updated daily utilizing an automated point-of-sale (POS) system. Each store's POS system is polled nightly by the Company's computerized information system. This system assimilates all data and interfaces with the Company's automated merchandise control, ordering, replenishment and open-to-buy systems. Physical inventories are conducted in every store two times a year to verify and enhance the accuracy of the merchandise information system. Additionally, the store managers provide daily information to the central office where it is subjected to various sales, cash and inventory procedures.

All stores have a POS system which includes automatic price lookup, the ability to scan barcoded merchandise price tickets, the ability to send and receive electronic mail, the ability to capture Premiere Club purchase activity and store productivity reporting capabilities. The Company is working with a POS systems provider to develop and customize an enhanced POS store system. This new system facilitates enhanced and expanded customer tracking, employee productivity reporting and automated point of sale markdowns, as well as several new modules which include a merchandise locator service, alterations and scheduling. This system was installed as a test in five stores during 1996. The Company is evaluating the results in these stores and following successful testing expects to convert approximately four districts in 1997. Upgrading all current stores is estimated to require a capital outlay of approximately $2.0 million and is expected to be completed between one to three years.

Store Expansion

The Company plans to continue its policy of pursuing suitable locations and opening new stores when attractive opportunities are presented. The general plan for expansion is to increase sales and market share through the development of additional store locations in both existing and new markets, subject to favorable economic conditions.

The Company is currently seeking new S & K store locations in the eastern half of the United States. The criteria used in selecting sites for new stores include the geographic locations and the demographics and psychographics of the surrounding area. Based on S & K's research, the Company locates its stores in areas that appear most likely to be receptive to the Company's retailing strategy. With respect to store sites in shopping centers, the Company considers the principal anchor stores located in the center, tenant mix and the positioning of the Company's site within that center.

The S & K stores are designed to provide what the Company believes is required by the modern-day valueconscious consumers of menswear. The Company's store formats are designed to attract a broad mix of customers by providing the customer with the opportunity to make purchases quickly during leisure time as well as having quality merchandise displayed in attractive store settings. Additionally, each store format incorporates the latest advances in merchandising techniques.

The Company currently has three S & K formats: approximately 55% of the stores are considered to be traditional stores, 31% are outlets and 14% are superstores. The 4,000 square foot traditional S & K store provides a specialty store setting and is generally located near regional malls in mid-size markets. The 3,500 square foot outlet store is located within outlet centers and is designed to attract the bargain shopper. The 5,000-6,500 square foot superstore carries a much broader merchandise assortment, especially in tailored clothing. The larger format also enables the Company to use "shop concepts" within the store, i.e. - golf shop, formal shop, shoes, etc., as well as expand the presentation of its "Corporate Casual" collection.

Seasonality

The Company's business is highly seasonal, with peak sales periods occurring during the fourth fiscal quarter, which includes the Christmas season. The fourth fiscal quarter generally accounts for approximately 30-33% of the Company's net sales and 50-55% of its net earnings for a fiscal year.

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

Employees

As of January 25, 1997, the Company had approximately 1,600 employees, more than half of whom worked part-time. A number of part-time employees are usually added during the Christmas holiday season. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

Information Regarding Forward-Looking Statements

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), which became law in late December 1995, provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the new "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Company statements that are not historical facts, including statements about management's expectations for fiscal year 1998 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

          (a) changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition many of whom are, or may be, larger and have greater financial and marketing resources;

          (b)  changes in general U.S. economic  conditions  including,  but not
               limited  to,  consumer  credit   availability,   interest  rates,
               inflation, and consumer sentiment about the economy in general;

          (c)  changes  in   availability   of  working   capital   and  capital
               expenditure financing, including the availability of the Company's existing working capital credit facility to support development of retail stores;

          (d) changes in the availability on acceptable terms of appropriate real estate locations for expansion;

          (e) the presence or absence of new products or product features in the merchandise categories the Company sells and changes in the Company's actual merchandise sales mix, including the trend toward corporate casual attire;

          (f) changes in availability of or access to both domestic and foreign sources of merchandise inventory;

          (g) the ability to maintain an effective leadership team in a dynamic environment of changes in the cost or availability of a suitable work force to manage and support the Company's service-driven operating strategy;

          (h) changes in production or distribution costs of the Company's advertising;

          (i)  unusual weather patterns.

The United States retail industry and the specialty apparel retail industry in particular are dynamic by nature and have undergone significant changes in recent years. The Company's ability to anticipate and successfully respond to continuing challenges is key to achieving its expectations.

Trademarks and Service Marks

The Company believes it has the right to use all trademarks and service marks necessary to conduct its business as currently operated. The Company considers these marks and the accompanying customer recognition and goodwill to be valuable to its business, particularly in the case of its "S & K"-related service marks and logos. The Company believes its existing rights to use such marks can be preserved through continued use of the marks and, where applicable, renewal of registrations.

         (d) Financial Information about Foreign and Domestic Operations and Export Sales

The Company has no foreign operations or export sales.

Item 2.  Properties

All of the Company's 195 stores are leased. With the exception of 2 locations, all the stores are located in strip shopping centers or enclosed malls. The square footage of the stores varies with store format. The traditional S & K store generally ranges in size from approximately 3,500 to 4,500 square feet, the outlet stores from 3,000 to 4,000 square feet and the superstores from 5,500 to 6,500 square feet. All stores are located in close proximity to population centers, department stores and other retail operations and are often situated near a major highway or thoroughfare.

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

The company closed five S & K stores in fiscal 1997: Little Rock, Arkansas; Fort Pierce and Kissimmee, Florida; Greensboro, North Carolina; and Columbia, South Carolina. Additionally, the Company closed the remaining three Menswear Mega Centers in the Washington, DC market (Alexandria and Bailey's Crossroads, Virginia, and New Carrollton, Maryland.)

As of March 30, 1997, the Company operated 195 stores in 26 states. The following summary recaps the number of current locations by state.

                                                                Number of stores
         Virginia  ..............................................          25
         Alabama ................................................          10
         Arkansas  ..............................................           4
         Florida  ...............................................          17
         Georgia   ..............................................           9
         Illinois  ..............................................           6
         Indiana  ...............................................           9
         Iowa  ..................................................           2
         Kansas   ...............................................           1
         Kentucky  ..............................................           2
         Louisiana  .............................................           6
         Maine  .................................................           2
         Michigan  ..............................................          10
         Mississippi  ...........................................           1
         Missouri ...............................................           2
         New Jersey  ............................................           1
         New York  ..............................................          16
         North Carolina  ........................................          21
         Ohio  ..................................................          10
         Oklahoma  ..............................................           2
         Pennsylvania  ..........................................           7
         South Carolina  ........................................           9
         Tennessee   ............................................          13
         Texas  .................................................           5
         West Virginia  .........................................           2
         Wisconsin  .............................................           3
                                                                        -----
         Total  .................................................         195

Store leases generally provide for a base rent of between $6.00 and $21.50 per square foot. Most leases contain provisions which require the payment of a percentage of sales as additional rent, generally when sales reach specified levels.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of the Company who serve at the discretion of the Board of Directors are as follows:

Stuart C. Siegel, 54, is Chairman of the Board of Directors of the Company, and is Chief Executive Officer.

Donald W. Colbert, 47, is President and Chief Operating Officer and is a director of the Company.

Robert E. Knowles, 47, is Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Knowles is a Certified Public Accountant.

Robert J. Taphorn, 51, has been Executive Vice President in charge of merchandising and distribution since January 1994. Prior to January 1994, he was a National Merchandise Manager in charge of home fashions for the catalog division of Sears, Roebuck and Company from April 1992 to July 1993. Prior to April 1992, he was Senior Vice president and General Merchandise Manager for Emporium Weinstocks, a department store chain in California.

Harry S. Shendow, 63, is Senior Vice President--Merchandise.

Weldon J. Wirick, III, 46, is Senior Vice President--Operations.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Please see page 8 of the 1996 Annual Report to Shareholders under the caption "Price Ranges of Common Shares," which is incorporated herein by reference.

During the fiscal year ended January 25, 1997, the Company contributed 7,937 shares of its common stock to the S&K Famous Brands Employees' Profit Sharing/Savings Plan. The contribution was exempt from registration pursuant to section 3 (a) 2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the Company's securities.

Item 6.  Selected Financial Data

Please see page 6 of the 1996 Annual Report to Shareholders under the caption "Five-Year Summary of Selected Financial Data," which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Please see pages 7 - 8 of the 1996 Annual Report to Shareholders under the caption "Management's Discussion and Financial Review," which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Please see Part IV, Item 14 (a) 1., captioned "Financial Statements," for a list of financial statements which are incorporated herein by reference from the 1996 Annual Report to Shareholders.

Please see page 12 of the 1996 Annual Report to  Shareholders  under the caption
"Quarterly   Financial  Data  (unaudited),"  which  is  incorporated  herein  by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Please see pages 4 - 5 of the registrant's definitive Proxy Statement under the caption "Information Regarding Nominees", for information concerning directors, which is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

Please see page 5 and pages 7 - 8 of the registrant's definitive Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Stock Purchase Loan Plan" which are incorporated herein by reference.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Documents filed as part of this report:

      1. Financial Statements:

         The following financial statements of S & K Famous Brands, Inc. and report of independent accountants, included in the registrant's 1996 Annual Report to Shareholders are incorporated by reference in Item 8:

                                                                                            Page in
                                                                                         Annual Report
         Statements  of Income for the fiscal  years  ended  January  25,  1997,
         January 27, 1996 and January 28, 1995.                                                9

         Statements  of Changes  in  Shareholders'  Equity for the fiscal  years               9
         ended January 25, 1997, January 27, 1996 and January 28, 1995.
                                                                                               10
         Balance Sheets at January 25, 1997 and January 27, 1996.
                                                                                               11
         Statements  of Cash Flows for the fiscal years ended  January 25, 1997,
         January 27, 1996 and January 28, 1995.                                             12 - 15

         Notes to Financial Statements                                                         15

         Report of Independent Accountants

      2. Financial Statement Schedules:

         None.

      3. Exhibits required to be filed by Item 601 of Regulation S-K:

         See INDEX TO EXHIBITS

(b)   Reports  on Form 8-K  filed  during  the last  quarter  of the year  ended
      January 25, 1997.

         None.



Except for the information referred to in Items 5, 6, 7, 8 and 14(a) 1. hereof, the 1996 Annual Report to Shareholders for the fiscal year ended January 25, 1997 shall not be deemed to be filed pursuant to the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   S & K FAMOUS BRANDS, INC.

Date:  April 11, 1997                              /s/ Stuart C. Siegel
                                                 ------------------------------
                                                   STUART C. SIEGEL

                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Date:  April 11, 1997                              /s/ Robert E. Knowles
                                                 ------------------------------
                                                   ROBERT E. KNOWLES

                                                   Executive Vice President,
                                                   Chief Financial Officer,
                                                   Secretary and Treasurer
                                                   (Principal Financial Officer)

Date:  April 11, 1997                              /s/ Janet L. Jorgensen
                                                 ------------------------------
                                                   JANET L. JORGENSEN

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

Date:  April 11, 1997                              /s/ Stuart C. Siegel
                                                 ------------------------------
                                                   STUART C. SIEGEL, Chairman of the Board of Directors

Date:  April 11, 1997                              /s/ Robert L. Burrus, Jr.
                                                 ------------------------------
                                                   ROBERT L. BURRUS, JR., Director

Date:  April 11, 1997                              /s/ Donald W. Colbert
                                                 ------------------------------
                                                   DONALD W. COLBERT, President and Chief Operating
                                                   Officer, Director

Date:  April 11, 1997                              /s/ Selwyn S. Herson
                                                 ------------------------------
                                                   SELWYN S. HERSON, Director

Date:  April 11, 1997                              /s/ Andrew M. Lewis
                                                 ------------------------------
                                                   ANDREW M. LEWIS, Director

Date:  April  11, 1997                             /s/ Steven A. Markel
                                                 ------------------------------
                                                   STEVEN A. MARKEL, Director

Date:  April  11, 1997                             /s/ Troy A. Peery
                                                 ------------------------------
                                                   TROY A. PEERY, Director

Date:  April 11, 1997                              /s/ Marshall B. Wishnack
                                                 ------------------------------
                                                   MARSHALL B. WISHNACK, Director

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

         c. First Amendment to Bond Purchase Agreement and Agreement of Sale dated November 1, 1984, by and among registrant, Industrial Development Authority of the County of Henrico, Virginia, and United Virginia Bank (now Crestar Bank), filed as Exhibit 19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 1984 (File #0- 11682), is expressly incorporated herein by this reference.

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

         f. Extension letter dated July 30, 1996, to the Credit Agreement dated as of March 10, 1994, between the registrant and Crestar Bank, filed as Exhibit 4 (a) to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 27, 1996, is expressly incorporated herein by this reference.

         g. Second Amendment to Credit Agreement dated July 15, 1996, between registrant and Signet Bank filed as Exhibit 4 (b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 27, 1996, is expressly incorporated herein by this reference.

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

     * d. Executive Split Dollar Life Insurance Plan and Executive Split Dollar Life Insurance Agreement, dated May 1, 1990, between registrant and Stuart C. Siegel with a schedule of other participants and their respective coverage amounts, filed as Exhibit 10(e) to registrant's Annual Report on Form 10-K for the year ended January 30, 1993 (File #0- 11682), is expressly incorporated herein by this reference.

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

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

         a. Registrant's 1996 Annual Report to its Shareholders for the fiscal year ended January 25, 1997.

(23)     Consents of Experts and Counsel

         a.       Consent of Independent Accountants

(27)     Financial Data Schedule

* Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.