Form 10-Q
period 1997-04-26
S&K FAMOUS BRANDS INC
filed 1997-05-23
CIK 723924

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended April 26, 1997



                           Commission File No. 0-11682

                            S & K FAMOUS BRANDS, INC.
 ................................................................................
             (Exact name of registrant as specified in its charter)

           Virginia                                     54-0845694
 ....................................     ......................................
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
 ................................................................................
                    (Address of principal executive offices)


Registrant's telephone number, including area code:         (804) 346-2500
                                                       ........................


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
    ------       ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 26, 1997.


                5,055,508 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                             S & K FAMOUS BRANDS, INC.
                                               Statements of Income
                                     (in thousands, except per share amounts)
                                                    (unaudited)

                                                                                      Three Months Ended
                                                                              -----------------------------------
                                                                                April 26,            April 27,
                                                                                   1997                 1996
                                                                              --------------       --------------

Net sales .........................................................           $       33,460       $       31,449
Cost of sales .....................................................                   17,573               17,050
                                                                              --------------       --------------
Gross profit ......................................................                   15,887               14,399
Other costs and expenses:
   Selling, general and administrative ............................                   13,388               12,288
   Interest .......................................................                       83                  128
   Depreciation and amortization ..................................                      568                  565
   Other, net .....................................................                     (26)                 (56)
                                                                              --------------       --------------

Income before income taxes ........................................                    1,874                1,474
Provision for income taxes ........................................                      712                  560
                                                                              --------------       --------------
Net income ........................................................           $        1,162       $          914
                                                                              ==============       ==============
Net income per common share .......................................           $         0.23       $         0.18
                                                                              ==============       ==============
Weighted average common shares outstanding ........................                    5,068                5,063
                                                                              ==============       ==============

       See notes to financial statements.







                                                 S & K FAMOUS BRANDS, INC.
                                                      Balance Sheets
                                    (In thousands, except share and per share amounts)
                                                        (unaudited)
                                                                    April 26,           April 27,           January 25,
                                                                      1997                1996                  1997
                                                                  -------------       -------------        --------------
Assets

Current assets:
   Cash  .................................................        $         332       $         120        $          537
   Accounts receivable....................................                  377               1,012                   398
   Merchandise inventories................................               49,577              46,429                41,511
   Other current assets...................................                2,246               2,322                 2,295
                                                                  -------------       -------------        --------------

        Total current assets..............................               52,532              49,883                44,741

Property and equipment, at cost:
   Land and corporate facility............................                5,123               5,125                 5,123
   Furniture, fixtures and equipment .....................               11,766              10,991                11,596
   Leasehold improvements.................................               12,602              11,875                12,396
                                                                  -------------       -------------        --------------
                                                                         29,491              27,991                29,115
   Less:  Accumulated depreciation and amortization.......               14,915              13,143                14,360
                                                                  -------------       -------------        --------------
                                                                         14,576              14,848                14,755

Other assets .............................................                2,978               2,475                 2,933
                                                                  -------------       -------------        --------------
                                                                  $      70,086       $      67,206        $       62,429
                                                                  =============       =============        ==============

Liabilities and Shareholders' Equity

Current liabilities:
   Current maturities of long-term debt ..................        $         180       $         180        $          180
   Accounts payable ......................................               13,262              12,203                 5,699
   Accrued expenses:
          Compensation-related items......................                  675               1,090                 2,211
          Current and deferred income taxes...............                1,070               1,027                 1,339
          Other current liabilities.......................                1,512               1,524                 1,508
                                                                  -------------       -------------        --------------

          Total current liabilities.......................               16,699              16,024                10,937

Industrial Development Revenue Bond.......................                2,115               2,295                 2,160
Long-term debt............................................                3,874               6,328                 3,020
Deferred income taxes.....................................                1,214               1,214                 1,203
Commitments
Shareholders' equity:
   Preferred stock, $1 par value; authorized shares, 500,000;
          issued and outstanding shares, none
   Common stock, $.50 par value; authorized shares,
          10,000,000; issued and outstanding shares,
          5,055,508, 5,066,371 and 5,066,371, respectively                2,528               2,533                 2,533
   Capital in excess of par value.........................                7,732               7,837                 7,837
   Notes receivable--Stock Purchase Loan Plan.............               (1,354)             (1,445)               (1,377)
   Retained earnings......................................               37,278              32,420                36,116
                                                                  -------------       -------------        --------------
                                                                         46,184              41,345                45,109
                                                                  -------------       -------------        --------------
                                                                  $      70,086       $      67,206        $       62,429
                                                                  =============       =============        ==============
          See notes to financial statements.








                                            S & K FAMOUS BRANDS, INC.
                                            Statements of Cash Flows
                                           Increase (Decrease) in Cash
                                                 (in thousands)

                                                                                  Three Months Ended
                                                                        ---------------------------------------
                                                                          April 26,                 April 27,
                                                                             1997                     1996
                                                                        --------------            -------------
Cash flows from operating activities:
   Net income......................................................     $        1,162            $         914
   Adjustments to reconcile net income to net cash
     (used for) provided by operating activities:
      Depreciation and amortization................................                658                      668
      Loss on property dispositions, net...........................                 33                        8
      Other........................................................                 36                       33
      Changes in assets and liabilities:
         Accounts receivable.......................................                 22                     (402)
         Inventories...............................................             (8,066)                  (6,727)
         Other current assets......................................                 49                      (22)
         Other assets..............................................                (44)                     (99)
         Accounts payable and accrued expenses.....................              6,103                    5,982
         Income taxes and deferred income taxes....................               (258)                      30
                                                                        --------------            -------------
   Net cash (used for) provided by operating activities............               (305)                     385
                                                                        --------------            -------------
Cash flows from investing activities:
   Capital expenditures............................................               (513)                    (433)
                                                                        --------------            -------------
   Net cash used for investing activities..........................               (513)                    (433)
                                                                        --------------            -------------
Cash flows from financing activities:
   Net borrowings (paydowns) under revolving bank lines of credit                  818                     (307)
   Reduction of long-term debt.....................................                (45)                     (45)
   Repurchase of common stock......................................               (160)                       0
                                                                        --------------            -------------
   Net cash provided by (used for) financing activities............                613                     (352)
                                                                        --------------            -------------
Net decrease in cash...............................................               (205)                    (400)
Cash at beginning of period........................................                537                      520
                                                                        --------------            -------------
Cash at end of period..............................................     $          332            $         120
                                                                        ==============            =============

Supplemental cash flow information: Cash paid during the period for:
      Interest.....................................................     $           84            $         124
      Income taxes.................................................                982                      534

            See notes to financial statements.

                                                        4

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

C.    Expansion

      Since January 25, 1997, the Company has opened four new stores totaling 17,490 square feet. The store in North Little Rock (4,500 square feet) was a relocation and conversion into a superstore.

              S & K Store Locations                              Date Opened                       Square Footage
-------------------------------------------------      -------------------------------      ----------------------------
          Arkansas:  North Little Rock                        February 28, 1997                           5,040
          Michigan:  Jackson                                  April 25, 1997                              3,160
                     Okemos (E. Lansing)                      May 21, 1997 *                              5,685
    North Carolina:  Rocky Mount                              February 27, 1997                           3,605

* Store opened in second quarter.

Item 2.     MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

      The statements contained in this quarterly report that are not historical facts, including statements about management's expectation for fiscal 1998 and beyond, may be forward-looking statements. The forwardlooking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited, to those discussed in the Company's Annual Report on Form 10-K.

Three Months Ended April 26, 1997, Compared to Three Months Ended April 27, 1996

RESULTS OF OPERATIONS

      The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months ended April 26, 1997 and April 27, 1996.

                                                             Percentage of Net Sales
                                                         ------------------------------
                                                                Three Months Ended
                                                         ------------------------------

                                                            4/26/97           4/27/96
                                                            -------           -------
      Net sales .....................................        100.0%            100.0%
      Cost of sales .................................         52.5              54.2
                                                             -----             -----
      Gross profit ..................................         47.5              45.8
      Other costs and expenses:
        Selling, general and administrative .........         40.0              39.1
        Interest  ...................................           .3                .4
        Depreciation and amortization ...............          1.7               1.8
        Other, net ..................................          (.1)              (.2)
                                                             -----             -----
      Income before income taxes ....................          5.6               4.7
      Provision for income taxes  ...................          2.1               1.8
                                                             -----             -----
      Net income ....................................          3.5%              2.9%
                                                             =====             =====

      Net sales in the first quarter of fiscal 1998 increased 6%, or $2.0 million, over the same period last year, and reflects the net addition of nine new stores. Excluding the volume in the three former Menswear Mega Centers (MMC) which were closed in August, 1996, net sales increased 14%. Comparable store sales were up approximately 6%. These increases were primarily attributable to strong sales in the suit and sportcoat categories. During the first quarter the Company opened three new stores and closed one. There were 196 stores in operation as of April 26, 1997, compared to 187 stores at April 27, 1996.

      Cost of sales in the first quarter of fiscal 1998 was 52.5% of net sales compared to 54.2% of net sales for the same period last year. This 1.7% of net sales reduction was primarily due to the lack of lower margin MMC sales this year.

      Selling, general and administrative expenses in the first quarter of fiscal 1998 were 40.0% of net sales compared to 39.1% of net sales in the previous year. This .9% of net sales increase was primarily attributable to the lack of lower overhead MMC sales this year.

      Interest expense was .3% of net sales in the first quarter of fiscal 1998 compared with .4% of net sales last year. This .1% of net sales improvement is primarily attributable to reductions in average borrowing levels from $5.9 million in fiscal 1997 to $2.8 million this year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. During the three months ended April 26, 1997, the Company opened three new stores and closed one. The Company plans to open a number of new stores in fiscal 1998, while also remodeling several others. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations and capital expenditures.

      Operating activities used net cash of $.3 million and provided net cash of $.4 million during the first quarters of fiscal 1998 and 1997 periods, respectively. This fluctuation was primarily attributable to the timing of inventory purchases this year versus last year.

      Net cash used for investing activities was primarily for the purpose of store openings and remodelings. Capital expenditures for the first quarter of fiscal 1998 and 1997 approximated $.5 million and $.4 million, respectively. The Company opened three new stores in the first quarters of both fiscal 1998 and fiscal 1997.

      Financing activities provided net cash of approximately $.6 million in the first quarter of fiscal 1998 and used net cash of approximately $.4 million last year. Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements and, to a lesser degree, the Company's repurchase of its Common Stock. The Company's revolving credit agreements with two banks aggregate $25.0 million. As of April 26, 1997, the Company had net unused commitments of approximately $22.2 million under the agreements.

PART II.  OTHER INFORMATION

Item 2.       Changes in Securities

(a) During the quarter ended April 26, 1997, the Company contributed 5,137 shares of its common stock to the S&K Famous Brands Employees' Profit Sharing/Savings Plan. The contribution was exempt from registration pursuant to section 3 (a) 2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the Company's securities.

Item 6.       Exhibits and Reports on Form 8-K

(a)           Exhibits

              (27) Financial Data Schedule

(b) There were no reports filed on Form 8-K during the three months ended April 26, 1997



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 S & K FAMOUS BRANDS, INC.
                                                 -------------------------
                                                      (Registrant)



Date:  May 22, 1997                              /s/ Robert E. Knowles
                                                 ---------------------
                                                 Robert E. Knowles
                                                 Executive Vice President,
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer
                                                 (Principal Financial Officer)


Date:  May 22, 1997                              /s/ Janet L. Jorgensen
                                                 ----------------------
                                                 Janet L. Jorgensen
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)