Form 10-Q
period 1997-07-26
S&K FAMOUS BRANDS INC
filed 1997-09-04
CIK 723924

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 26, 1997

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

                           Commission File No. 0-11682

                            S & K FAMOUS BRANDS, INC.
         .............................................................
             (Exact name of registrant as specified in its charter)

                Virginia                                    54-0845694
     ...............................                   .......................
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
     .......................................................................
                    (Address of principal executive offices)

Registrant's telephone number, including area code:      (804) 346-2500
                                                      .....................

                                 Not Applicable
         ............................................................
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 26, 1997.

                4,997,508 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS



                                             S & K FAMOUS BRANDS, INC.
                                               Statements of Income
                                (In thousands, except share and per share amounts)
                                                    (unaudited)


                                                       Three Months Ended                  Six Months Ended
                                                 -------------------------------    -------------------------------
                                                   July 26,          July 27,         July 26,          July 27,
                                                     1997              1996             1997              1996
                                                 -------------    --------------    -------------    --------------

Net sales....................................    $      30,788    $       29,397    $      64,248    $       60,845
Cost of sales ...............................           16,407            15,986           33,980            33,035
                                                 -------------    --------------    -------------    --------------
Gross profit ................................           14,381            13,411           30,268            27,810
Other costs and expenses:
   Selling, general and administrative.......           12,434            11,831           25,822            24,119
   Interest..................................              129               143              212               272
   Depreciation and amortization.............              579               580            1,147             1,144
   Other, net ...............................              (37)             (325)             (63)             (381)
                                                 -------------    --------------    -------------    --------------

Income before income taxes ..................            1,276             1,182            3,150             2,656
Provision for income taxes ..................              485               337            1,197               898
                                                 -------------    --------------    -------------    --------------
Net income ..................................    $         791    $          845    $       1,953    $        1,758
                                                 =============    ==============    =============    ==============
Net income per common share .................    $        0.16    $         0.17    $        0.39    $         0.35
                                                 =============    ==============    =============    ==============
Weighted average common shares...............            5,019             5,066            5,043             5,065
                                                 =============    ==============    =============    ==============



   See Notes to Financial Statements.





                                                 S & K FAMOUS BRANDS, INC.
                                                       Balance Sheets
                                     (In thousands, except share and per share amounts)
                                                        (unaudited)

                                                                  July 26,            July 27,              January 25,
                                                                    1997                1996                   1997
                                                               --------------       -------------        -----------------
Assets

Current assets:
  Cash....................................................     $          417       $         421        $             537
  Accounts receivable.....................................                503                 524                      398
  Merchandise inventories.................................             42,179              40,142                   41,511
  Other current assets....................................              2,276               2,345                    2,295
                                                               --------------       -------------        -----------------

      Total current assets................................             45,375              43,432                   44,741

Property and equipment, at cost:
  Land and corporate facility.............................              5,123               5,125                    5,123
  Furniture, fixtures and equipment ......................             11,979              11,133                   11,596
  Leasehold improvements..................................             12,758              11,855                   12,396
                                                               --------------       -------------        -----------------
                                                                       29,860              28,113                   29,115
  Less:  Accumulated depreciation and amortization........             14,973              13,779                   14,360
                                                               --------------       -------------        -----------------
                                                                       14,887              14,334                   14,755

Other assets .............................................              3,164               2,461                    2,933
                                                               --------------       -------------        -----------------
                                                               $       63,426       $      60,227        $          62,429
                                                               ==============       =============        =================

Liabilities and Shareholders' Equity

Current liabilities:
  Current maturities of long-term debt ...................     $          180       $         180        $             180
  Accounts payable .......................................              3,776               4,508                    5,699
  Accrued expenses:
      Compensation-related items..........................              1,062                 952                    2,211
      Current and deferred income taxes...................                114                 194                    1,339
      Other current liabilities...........................              1,428               1,284                    1,508
                                                               --------------       -------------        -----------------

         Total current liabilities........................              6,560               7,118                   10,937

Industrial Development Revenue Bond.......................              2,070               2,250                    2,160
Long-term debt............................................              7,189               7,429                    3,020
Deferred income taxes.....................................              1,225               1,228                    1,203
Commitments
Shareholders' equity:
      Preferred stock, $1 par value; authorized shares,
         500,000;  issued and outstanding shares, none
  Common stock, $.50 par value, authorized shares,
      10,000,000; issued and outstanding shares,
      4,997,508, 5,066,371 and 5,066,371, respectively                  2,499               2,533                    2,533
  Capital in excess of par value..........................              7,155               7,837                    7,837
  Notes receivable--Stock Purchase Loan Plan..............             (1,341)             (1,432)                  (1,377)
  Retained earnings.......................................             38,069              33,264                   36,116
                                                               --------------       -------------        -----------------
                                                                       46,382              42,202                   45,109
                                                               --------------       -------------        -----------------
                                                               $       63,426       $      60,227        $          62,429
                                                               ==============       =============        =================
See Notes to Financial Statements.


                                             S & K FAMOUS BRANDS, INC.
                                             Statements of Cash Flows
                                            Increase (Decrease) in Cash
                                                  (In thousands)
                                                    (unaudited)


                                                                                            Six Months Ended
                                                                               -------------------------------------------
                                                                                 July 26, 1997            July 27, 1996
                                                                               -----------------        ------------------
Cash flows from operating activities:
   Net income......................................................            $           1,953        $            1,758
   Adjustments to reconcile net income to net cash
     (used for) provided by operating activities:
      Depreciation and amortization................................                        1,330                     1,347
      Loss on property dispositions, net...........................                           43                       226
      Other........................................................                          101                        66
      Changes in assets and liabilities:
         Accounts receivable.......................................                         (105)                       86
         Inventories...............................................                         (668)                     (441)
         Other current assets......................................                           19                       (45)
         Other assets..............................................                         (231)                      (85)
         Accounts payable and accrued expenses.....................                       (3,066)                   (2,078)
         Income taxes and deferred income taxes....................                       (1,203)                     (789)
                                                                               -----------------        ------------------
   Net cash (used for) provided by operating activities............                       (1,827)                       45
                                                                               -----------------        ------------------
Cash flows from investing activities:
   Capital expenditures............................................                       (1,505)                     (815)
                                                                               -----------------        ------------------
Cash flows from financing activities:
   Net borrowings under revolving bank lines of credit.............                        4,068                       761
   Reduction of long-term debt.....................................                          (90)                      (90)
   Repurchase of common stock......................................                         (766)                        0
                                                                               -----------------        ------------------
   Net cash provided by financing activities.......................                        3,212                       671
                                                                               -----------------        ------------------
Net decrease in cash...............................................                        (120)                      (99)
Cash at beginning of period........................................                          537                       520
                                                                               -----------------        ------------------
Cash at end of period..............................................            $             417        $              421
                                                                               =================        ==================

Supplemental cash flow information: Cash paid during the period for:
      Interest.....................................................            $             193        $              274
      Income taxes.................................................                        2,413                     1,690

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

C.    Expansion

      Since the end of the first quarter, the Company has opened eight more new stores totaling 38,955 square feet. The new stores in Lake Park, Georgia, and Wilmington, North Carolina, were relocations.

         S&K Store Locations                Date Opened           Square Footage
--------------------------------------     -----------------      --------------
         Georgia:  Lake Park(1)            August 22, 1997*           5,160
        Michigan:  Okemos (E. Lansing)     May 21, 1997               5,685
  North Carolina:  Charlotte               August 22, 1997*           5,000
           Wilmington(1)                   July 26, 1997              4,844
    Pennsylvania:  Reading                 July 26, 1997              4,486
       Tennessee:  Memphis                 June 6, 1997               5,200
        Virginia:  Fredericksburg          August 26, 1997*           5,000
   West Virginia:  Martinsburg             August 16, 1997*           3,580

*Store opened in third quarter.

(1) This new store was relocated from a previous location which has closed (3,000 square feet - Lake Park, Georgia, and 4,069 square feet - Wilmington, North Carolina.)

During the second quarter, the Company closed the Beaufont Mall store (3,600 square feet) in Richmond, Virginia, which was at the end of the lease term, since it was not meeting the Company's sales and profitability expectations.

Item 2.     MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Three Months and Six Months Ended July 26, 1997 Compared to Three Months and Six Months Ended July 27, 1996

RESULTS OF OPERATIONS

      The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months and six months ended July 26, 1997 and July 27, 1996.

                                                                                Percentage of Net Sales
                                                          -------------------------------------------------------------------
                                                                Three Months Ended                   Six Months Ended
                                                          -------------------------------     -------------------------------
                                                             7/26/97           7/27/96          7/26/97           7/27/96
                                                          --------------     ------------     ------------     --------------
Net sales............................................         100.0 %           100.0 %          100.0 %            100.0 %
Cost of sales .......................................          53.3              54.4             52.9               54.3
                                                          --------------     ------------     ------------     --------------
Gross profit ........................................          46.7              45.6             47.1               45.7
Other costs and expenses:
   Selling, general and administrative...............          40.4              40.2             40.2               39.6
   Interest .........................................            .4                .5               .3                 .4
   Depreciation and amortization ....................           1.9               2.0              1.8                1.9
   Other, net .......................................           (.1)             (1.1)             (.1)               (.6)
                                                          --------------     ------------     ------------     --------------
Income before incomes taxes .........................           4.1               4.0              4.9                4.4
Provision for income taxes ..........................           1.5               1.1              1.9                1.5
                                                          --------------     ------------     ------------     --------------
Net income ..........................................           2.6 %             2.9 %            3.0 %              2.9 %
                                                          ==============     ============     ============     ==============

      Net sales in the second quarter increased by 5%, or $1.4 million, over the same period last year, and reflects the net addition of ten new stores since July 27, 1996. Excluding the sales volume in three former Menswear Mega Centers
(MMC) which were closed in August, 1996, second quarter net sales increased 11%. Comparable store sales were up 5%. For the six-month period, net sales increased by 6% or $3.4 million over the same period last year with comparable stores sales up 5%. These sales increases were mostly attributable to growth in suit sales. During the quarter ended July 26, 1997, the Company opened four new stores, one of which was a relocation and conversion to the superstore format, and closed one store. There were 198 stores in operation as of July 26, 1997, compared to 188 stores at July 27, 1996.

      Cost of sales in the second quarter of fiscal 1998 was 53.3% of net sales compared to 54.4% of net sales for the same period last year. For the six-month period, cost of sales was 52.9% of net sales compared to 54.3% last year. These decreases were primarily due to the lack of lower margin MMC sales this year. To a lesser degree, the cost of sales decreases were the result of reduced markdowns in the S&K stores.

      Selling, general and administrative expenses in the second quarter of fiscal 1998 were 40.4% of net sales compared to 40.2% of net sales for the second quarter of fiscal 1997. For the six-month period, selling, general and administrative expenses were 40.2% of net sales compared to 39.6% of net sales last year. These increases were due to not having the lower overhead MMC sales this year, offset for the most part by reduced advertising and occupancy costs as a percentage of net sales in the S&K stores.

      Interest expense in the second quarter of fiscal 1998 was .4% of net sales compared to .5% of net sales for the second quarter of fiscal 1997. For the six-month period, interest expense was .3% of net sales compared to .4% of net sales last year. These decreases are primarily attributable to reduced average borrowings this year.

      Other, net in the second quarter of fiscal 1998 was income of (.1)% of net sales compared to (1.1)% of net sales for the same period last year. For the six-month period, other, net was income of (.1)% of net sales compared to (.6)% last year. Last year, other, net included a $295,000 gain ($.06 per share) related to nonrecurring, nontaxable insurance proceeds.

      Provision for income taxes in the second quarter of fiscal 1998 was 38.0% of income before income taxes compared to 28.6% for the same quarter last year. On a year-to-date basis, provision for income taxes was 38.0% of income before income taxes compared to 33.8% last year. The lower effective tax rate in fiscal 1997 is attributable to the nontaxable, nonrecurring insurance proceeds disclosed in other, net above.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. Through the first six months of fiscal 1998, the Company opened eight new S&K stores, closed three stores (one of which was a relocation) and remodeled ten others. By Thanksgiving 1997, the Company plans to open additional new stores and remodel several others. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations and capital expenditures.

      Operating activities used $1.8 million and provided $45,000 of net cash during the first six months of fiscal 1998 and 1997, respectively. Excluding the effects of changes in working capital, net cash provided by operating activities in the first six months of both years was approximately $3.4 million.

      Net cash used in investing activities in fiscal 1998 and fiscal 1997 was primarily for the purpose of store expansion and remodelings. Capital expenditures for the first six months of fiscal 1998 and 1997 approximated $1.5 million and $.8 million, respectively. In the first six months of fiscal 1998, the Company opened eight new stores and remodeled ten others. For the same period last year, the Company opened four new stores and converted two others to its superstore format.

      Financing activities provided net cash of approximately $3.2 million in the first six months of fiscal 1998 compared with $.7 million in the same fiscal 1997 period. During the first two quarters of fiscal 1998, the Company used approximately $766,000 to repurchase 74,000 shares of its common stock. During the quarter ended July 26, 1997, the Company renewed its credit agreements to May 31, 2000, which, at the Company's option, are convertible to term loans expiring May 31, 2004. Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements which have an aggregate borrowing capacity of $30.0 million. As of July 26, 1997, the Company had net unused commitments of approximately $23.9 million under the agreements.

PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the Company's shareholders was held on May 29, 1997.

(b) & (c)   At the annual meeting,  the  shareholders  elected eight  directors, approved an amendment to the Company's 1991 Stock Option Plan and ratified the selection of independent accountants. The results of the voting were as follows:

              Election of Directors
                   Director                   For          Withheld      Abstain
              ---------------------        ---------       --------      -------
              Stuart C. Siegel             4,627,363        276,450          0
              Robert L. Burrus, Jr.        4,623,269        280,544          0
              Donald W. Colbert            4,627,363        276,450          0
              Selwyn  S. Herson            4,264,312        639,501          0
              Andrew M. Lewis              4,624,258        279,555          0
              Steven A. Markel             4,627,463        276,350          0
              Troy A. Peery                4,264,512        639,301          0
              Marshall B. Wishnack         4,626,063        277,750          0

           Approval of amendment to 1991 Stock Option Plan to increase the number of common shares reserved for issuance under the Plan by 200,000 shares
                              For           Against       Abstain
                          ------------      -------       -------
                           4,081,541        802,120        4,913


           Ratification of Price Waterhouse LLP as Independent Accountants
                              For            Against      Abstain
                          ------------       -------      -------
                           4,896,642          4,285         2,886

Item 6.           Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  (4)    a.  Amendment to Credit Agreement dated April 30, 1997,
                             between the registrant and Crestar Bank.

                  (4)    b.  Amended and Restated  Credit  Agreement dated as of
                             May 31, 1997, between registrant and Signet Bank.

                  (27)       Financial Data Schedule

            (b) There were no reports filed on Form 8-K during the three months ended July 26, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          S & K FAMOUS BRANDS, INC.
                                               (Registrant)


Date:  September 4, 1997                  /s/ Robert E. Knowles
                                          ---------------------
                                          Robert E. Knowles
                                          Executive Vice President,
                                          Chief Financial Officer,
                                          Secretary and Treasurer
                                          (Principal Financial Officer)

Date:  September 4, 1997                  /s/ Janet L. Jorgensen
                                          ----------------------
                                          Janet L. Jorgensen
                                          Vice President and Controller
                                          (Principal Accounting Officer)