Form 10-Q
period 1997-10-25
S&K FAMOUS BRANDS INC
filed 1997-12-04
CIK 723924

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 25, 1997

                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

                           Commission File No. 0-11682

                            S & K FAMOUS BRANDS, INC.
 ................................................................................
             (Exact name of registrant as specified in its charter)

           Virginia                             54-0845694
 ...............................        ....................................
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
 ................................................................................
                    (Address of principal executive offices)

Registrant's telephone number, including area code:         (804) 346-2500
                                                      ..........................

                                 Not Applicable
 ................................................................................
               Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes    X      No
        --------     --------

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 25, 1997

             5,012,105 shares of Common Stock, $0.50 par value


PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                                      S & K FAMOUS BRANDS, INC.
                                                        Statements of Income
                                             (in thousands, except earnings per share)
                                                            (unaudited)

                                                         Three Months Ended                            Nine Months Ended
                                                ------------------------------------         -------------------------------------
                                                   October 25,          October 26,            October 25,            October 26,
                                                      1997                 1996                   1997                   1996
                                                ---------------       --------------         --------------         --------------
Net sales..................................     $        33,705       $       30,171         $       97,954         $       91,016
Cost of sales..............................              17,467               16,186                 51,447                 49,221
                                                ---------------       --------------         --------------         --------------
Gross profit ..............................              16,238               13,985                 46,507                 41,795
Other costs and expenses:
   Selling, general and administrative.....              14,422               12,717                 40,245                 36,836
   Interest................................                 141                  122                    353                    394
   Depreciation and amortization...........                 614                  546                  1,761                  1,690
   Other, net..............................                 (16)                (403)                   (79)                  (784)
                                                ---------------       --------------         --------------         --------------

Income before income taxes.................               1,077                1,003                  4,227                  3,659
Provision for income taxes.................                 409                  381                  1,606                  1,279
                                                ---------------       --------------         --------------         --------------

Net income.................................     $           668       $          622         $        2,621         $        2,380
                                                ===============       ==============         ==============         ==============

Net income per common share................     $          0.13       $         0.12         $         0.52         $         0.47
                                                ===============       ==============         ==============         ==============
Weighted average common shares
   outstanding.............................               5,006                5,066                  5,031                  5,065
                                                ===============       ==============         ==============         ==============


  See notes to financial statements.





                                                      S & K FAMOUS BRANDS, INC.
                                                           Balance Sheets
                                                           (in thousands)
                                                             (unaudited)


                                                                      October 25,           October 26,          January 25,
                                                                         1997                  1996                 1997
                                                                    ---------------       --------------       --------------

Assets

Current assets:
   Cash   ....................................................      $           387       $          397       $          537
   Accounts receivable........................................                  833                  881                  398
   Merchandise inventories....................................               57,336               50,192               41,511
   Other current assets.......................................                2,258                2,265                2,295
                                                                    ---------------       --------------       --------------

      Total current assets....................................               60,814               53,735               44,741

Property and equipment, at cost:
   Land and corporate facility................................                6,022                5,123                5,123
   Furniture, fixtures and equipment .........................               12,647               11,099               11,596
   Leasehold improvements.....................................               13,330               11,688               12,396
                                                                    ---------------       --------------       --------------
                                                                             31,999               27,910               29,115
   Less:  Accumulated depreciation and amortization...........               15,314               13,767               14,360
                                                                    ---------------       --------------       --------------
                                                                             16,685               14,143               14,755

Other assets .................................................                3,329                2,651                2,933
                                                                    ---------------       --------------       --------------
                                                                    $        80,828       $       70,529       $       62,429
                                                                    ===============       ==============       ==============

Liabilities and Shareholders' Equity

Current liabilities:
   Current maturities of long-term debt.......................      $           180       $          180       $          180
   Accounts payable...........................................               16,792               14,640                5,699
   Accrued expenses:
      Compensation-related items..............................                1,055                  511                2,211
      Current and deferred income taxes.......................                   82                  313                1,339
      Other current liabilities...............................                1,759                1,474                1,508
                                                                    ---------------       --------------       --------------

          Total current liabilities...........................               19,868               17,118               10,937

Industrial Development Revenue Bond...........................                2,025                2,205                2,160
Long-term debt................................................               10,532                7,128                3,020
Deferred income taxes.........................................                1,264                1,241                1,203
Commitments
Shareholders' equity:
   Preferred stock, $1 par value; authorized shares, 500,000;
      issued and outstanding shares, none.....................
   Common stock, $.50 par value, authorized shares,
      10,000,000; issued and outstanding shares,
        5,012,105, 5,066,371 and 5,066,371, respectively......                2,506                2,533                2,533
   Capital in excess of par value.............................                7,225                7,836                7,837
   Notes receivable--Stock Purchase Loan Plan.................               (1,328)              (1,418)              (1,377)
   Retained earnings..........................................               38,736               33,886               36,116
                                                                    ---------------       --------------       --------------
                                                                             47,139               42,837               45,109
                                                                    ---------------       --------------       --------------
                                                                    $        80,828       $       70,529       $       62,429
                                                                    ===============       ==============       ==============
See notes to financial statements.






                                                      S & K FAMOUS BRANDS, INC.
                                                      Statements of Cash Flows
                                                     Increase (Decrease) in Cash
                                                           (in thousands)
                                                             (unaudited)

                                                                                    Nine Months Ended
                                                                    ------------------------------------------------
                                                                       October 25,                   October 26,
                                                                           1997                          1996
                                                                    ------------------            ------------------
Cash flows from operating activities:
   Net income.................................................      $            2,621            $           2,380
   Adjustments to reconcile net income to net cash
     (used for) provided by operating activities:
      Depreciation and amortization...........................                   2,035                         2,001
      Loss on property dispositions, net......................                     104                            96
      Other...................................................                     152                           100
      Changes in assets and liabilities:
         Accounts receivable..................................                    (435)                         (273)
         Merchandise inventories..............................                 (15,825)                      (10,490)
         Other current assets.................................                      37                            35
         Other assets.........................................                    (396)                         (274)
         Accounts payable and accrued expenses................                  10,288                         7,816
         Income taxes and deferred income taxes...............                  (1,197)                         (657)
                                                                    ------------------            ------------------
   Net cash (used for) provided by operating activities.......                  (2,616)                          734
                                                                    ------------------            ------------------
Cash flows from investing activities:
   Capital expenditures.......................................                  (4,084)                       (1,692)
   Proceeds from property dispositions........................                      15                           543
                                                                    ------------------            ------------------
    Net cash used for investing activities....................                  (4,069)                       (1,149)
                                                                    ------------------            ------------------
Cash flows from financing activities:
    Net borrowings under revolving bank lines of credit.......                   7,360                           427
    Proceeds from exercise of stock options...................                      76                             0
   Reduction of long-term debt................................                    (135)                         (135)
   Repurchase of common stock.................................                    (766)                            0
                                                                    ------------------            ------------------
   Net cash provided by financing activities..................                   6,535                           292
                                                                    ------------------            ------------------
Net decrease in cash..........................................                    (150)                         (123)
Cash at beginning of period...................................                     537                           520
                                                                    ------------------            ------------------
Cash at end of period.........................................      $              387            $              397
                                                                    ==================            ==================

Supplemental cash flow information:
  Cash paid during the period for:
      Interest................................................      $              326            $              390
      Income taxes............................................                   2,739                         1,939



See notes to financial statements

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

C.    Expansion

      Since the end of the second quarter, the Company has opened or relocated 18 new stores totaling 81,656 square feet as follows:

                  S&K Store Locations                              Date Opened                   Square Footage
-------------------------------------------------------     ----------------------------      --------------------
           Georgia:Lake Park (1)                                 August 22, 1997                       5,160
                   Savannah (1)                                  October 19, 1997                      5,500
           Florida:Tallahassee                                   November 15, 1997*                    4,148
                   Tampa                                         November 19, 1997*                    4,800
           Indiana:Carmel                                        November 15, 1997*                    4,047
                   Lafayette                                     September 28, 1997                    3,900
                   Muncie                                        August 30, 1997                       4,000
          Michigan:Grand Rapids (1)                              November 12, 1997*                    5,500
    North Carolina:Charlotte (University Park)                   August 22, 1997                       5,000
                   Charlotte (Independence Blvd)                 September 15, 1997                    6,337
                   Hickory                                       November 4, 1997*                     3,428
          Oklahoma:Tulsa                                         November 8, 1997*                     4,500
      Pennsylvania:York                                          November 18, 1997*                    3,028
    South Carolina:Columbia                                      September 15, 1997                    5,000
                   Myrtle Beach                                  September 29, 1997                    3,153
          Virginia:Fredericksburg                                August 26, 1997                       5,000
                   Virginia Beach (1)                            August 30, 1997                       5,575
     West Virginia:Martinsburg                                   August 16, 1997                       3,580

* Stores which opened in fourth quarter.

(1)This new store was relocated from a previous location which has closed (3,000 square feet - Lake Park, Georgia; 4,800 square feet - Savannah, Georgia; 3,450 square feet - Grand Rapids, Michigan; 3,500 - Virginia Beach, Virginia). Total net square footage opened during the period is 66,906.

D.    New Accounting Standards

      Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FASB 128), will be required to be adopted by the Company in the fourth quarter of fiscal 1998 and will require disclosure of basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes all dilution caused by any common stock equivalents, while diluted EPS is calculated including the dilutive effect of common stock equivalents using the average price of the Company's stock during the accounting period. If FASB 128 had been in effect during the first nine months of fiscal 1998, the Company would have reported basic EPS of $.13 and diluted EPS of $.13 for the three month period ended October 25, 1997 and basic EPS of $.52 and diluted EPS of $.51 for the nine month period.


Item 2.     MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Three Months and Nine Months Ended October 25, 1997, Compared to Three Months and Nine Months Ended October 26, 1996

RESULTS OF OPERATIONS

      The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months and nine months ended October 25, 1997 and October 26, 1996.

                                                                            Percentage of Net Sales
                                                       ------------------------------------------------------------------------
                                                             Three Months Ended                          Nine Months Ended
                                                       ------------------------------            ------------------------------
                                                           10/25/97        10/26/96                  10/25/97       10/26/97
                                                       --------------- --------------            -------------- ---------------
Net sales..................................                  100.0%         100.0%                    100.0%          100.0%
Cost of sales..............................                   51.8           53.6                      52.5            54.1
                                                            ------         ------                    ------          ------
Gross profit...............................                   48.2           46.4                      47.5            45.9
Other costs and expenses:
   Selling, general and administrative.....                   42.8           42.2                      41.1            40.5
   Interest................................                     .4             .4                        .4              .4
   Depreciation and amortization...........                    1.8            1.8                       1.8             1.9
   Other, net..............................                    0.0           (1.3)                      (.1)            (.9)
                                                            ------         ------                    -------        -------
Income before income taxes.................                    3.2            3.3                       4.3             4.0
Provision for income taxes.................                    1.2            1.2                       1.6             1.4
                                                            ------        -------                    ------          ------
Net income.................................                    2.0%           2.1%                      2.7%            2.6%
                                                            ======        =======                    ======          ======

      Net sales in the third quarter increased by 12%, or $3.5 million, over the same period last year and reflects the net addition of 23 new S&K stores since October 26, 1996. Excluding the sales volume on the three former Menswear Mega Centers (MMC) which were closed in August 1996, third quarter net sales increased 14%. Comparable store sales increased 4%. For the nine-month period, net sales increased by 8%, or $6.9 million over the same period last year, with comparable store sales up 5%. These sales increases were mostly attributable to suit sales growth. During the quarter ended October 25, 1997, the Company opened eleven new stores, three of which were relocations and conversions to the superstore format, and also converted an existing traditional store to a superstore format. There were 206 total stores in operation as of October 25, 1997, compared to 183 stores at October 26, 1996.

      Cost of sales for the third quarter of fiscal 1998 was 51.8% of net sales compared to 53.6% of net sales for the third quarter last year. This cost reduction as a percentage of net sales was primarily due to a reduction in markdowns in S&K stores, and to a lesser degree, not having the sales volume from the former MMC which had a lower gross margin than the Company's S&K stores. For the nine-month period, cost of sales was 52.5% of net sales compared to 54.1% of net sales last year. This cost reduction as a percentage of net sales was primarily due to not having the sales volume from the former MMC which had a lower gross margin than the Company's S&K stores, and to a lesser degree, was the result of reduced markdowns in the S&K stores.

      Selling, general and administrative expenses in the third quarter of fiscal 1998 were 42.8% of net sales compared to 42.2% of net sales for the third quarter of fiscal 1997. For the nine-month period, selling, general and administrative expenses were 41.1% of net sales versus 40.5% of net sales in the same period last year. These increases as a percentage of net sales were primarily the result of not having the lower overhead sales this year associated with the former MMC operations.

      Other, net in the third quarter of fiscal 1997 was 1.3% of net sales and included $336,000, or 1.1% of net sales ($208,000 after tax, or $0.04 per share) in one-time proceeds associated with a lease buyout. On a nine-month basis, other, net was .1% of net sales this year compared to .9% last year. Last year, other, net included the lease buyout discussed above and a $295,000 gain ($.06 per share) related to non-recurring, non-taxable insurance proceeds.

      Provision for income taxes in the third quarter of both fiscal 1998 and 1997 was 38.0% of income before income taxes. On a year-to-date basis, the provision for income taxes was 38.0% of income before income taxes this year compared to 34.9% last year. The lower effective tax rate in fiscal 1997 is attributable to the non-taxable, insurance proceeds discussed in other, net above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. Through the first nine months of fiscal 1998, the Company opened eighteen new S&K stores, converted one existing store to its superstore format and remodeled fourteen other S&K stores. In the comparable fiscal 1997 period, the Company opened six new stores, converted four to the superstore format and remodeled eight others. Since the end of the fiscal 1998 third quarter, the Company has opened seven new S&K stores. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations and capital expenditures.

      Operating activities used net cash of $2.6 million during the first nine months of fiscal 1998 compared to providing $.7 million for the same 1997 period. This fluctuation is due primarily to increased inventory purchases associated with the increase in the number of stores. Excluding the effects of changes in working capital, net cash provided by operating activities in the first nine months increased $.3 million to $4.9 million this year compared to $4.6 million last year.

      Net cash used in investing activities is primarily for the purpose of store expansion and remodelings. Capital expenditures approximated $4.1 million and $1.7 million during the first nine months of fiscal 1998 and 1997, respectively. The Company has opened seven additional stores since the end of the fiscal 1998 third quarter. Additionally, expenditures this year included $1.0 million to acquire land and begin development of a new superstore, adjacent to the Company's headquarters facility, anticipated to open Spring 1998. Net cash used for investing activities in fiscal 1997, included proceeds of $375,000 in connection with the buyout of a lease in Columbia, South Carolina, and $169,000 in connection with the sale of certain fixed assets.

      Financing activities provided net cash of $6.5 million in the nine-month period this year compared to $.3 million in the same period last year. Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements which have an aggregate borrowing capacity of $30.0 million. As of October 25, 1997, the Company had net unused commitments of approximately $20.6 million available under these agreements. The Company had previously repurchased 74,000 shares of its common stock aggregating $766,000 during the first two quarters of fiscal 1998.

PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  (27) Financial Data Schedule

            (b) There were no reports filed on Form 8-K during the three months ended October 25, 1997.



                                                        SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               S & K FAMOUS BRANDS, INC.
                                                     (Registrant)



Date:  December 4, 1997                         /s/ Robert E. Knowles
       ----------------                        ---------------------------------
                                               Robert E. Knowles
                                               Executive Vice President,
                                               Chief Financial Officer,
                                                Secretary and Treasurer
                                               (Principal Financial Officer)


Date:  December 4, 1997                         /s/ Janet L. Jorgensen
       ----------------                        ---------------------------------
                                               Janet L. Jorgensen
                                               Vice President and Controller
                                               (Principal Accounting Officer)