Form 10-K405
period 1998-01-31
S&K FAMOUS BRANDS INC
filed 1998-04-10
CIK 723924

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1998

                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

                           Commission File No. 0-11682

                             S&K FAMOUS BRANDS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Virginia                              54-0845694
 -------------------------------         ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:      (804) 346-2500
                                                   ---------------------------


Securities registered pursuant to Section 12(b) of the Act:

    Title of each class            Name of each exchange on which registered
--------------------------     ------------------------------------------------
           None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.50 par value
              -----------------------------------------------------
                                (Title of Class)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

       The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 8, 1998, was approximately $27,802,000.

       This figure was calculated by multiplying (i) the mean between the high and low prices for the registrant's common stock on April 8, 1998, as reported by The Nasdaq Stock Market, by (ii) the number of shares of the registrant's common stock not held by the officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is an affiliate of the registrant.

       As of April 8, 1998, 5,050,728 shares of the registrant's Common Stock, $0.50 par value were outstanding.

Documents Incorporated by Reference

The portions of the 1997 Annual Report to Shareholders for the fiscal year ended January 31, 1998, referred to in Part II, are incorporated by reference into
Part II. The portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 28, 1998, referred to in Part III, are incorporated by reference into Part III.

                                     PART I.

Item 1.  Business

         (a)      General Development of Business

S&K Famous Brands, Inc. (the "Company") has been in business for 31 years. The Company began operations with one store and as of March 30, 1998 operates 210 stores. The Company was incorporated in Virginia in 1970, as successor to a business established in 1967. As used herein, the term "Company" includes the Company and its predecessors. The Company's corporate headquarters is located at 11100 West Broad Street, Richmond, Virginia; the telephone number is (804) 346-2500. For a discussion of the Company's business and its development during the fiscal year ended January 31, 1998 ("fiscal 1998"), see "Narrative Description of Business."

         (b)      Financial Information about Industry Segments

The Company is engaged in one line of business, the retail sale of men's tailored clothing, furnishings, sportswear and accessories. Accordingly, data with respect to separate industry segments is not applicable and has not been reported herein.

         (c)      Narrative Description of Business

General
The Company is engaged in the retail sale of men's tailored clothing, furnishings, sportswear and accessories through stores trading as S&K Famous Brand Menswear (S&K). The Company sells in-season, first-quality, men's apparel, primarily with nationally recognized brand names, at 20% to 40% less than regular, full- priced department and specialty store prices. This apparel includes a full line of men's suits, sportcoats, slacks, shirts, ties, sportswear and related accessories.

The Company's operations are generally conducted under the name S&K Famous Brand Menswear. As of March 30, 1998 there are 210 stores in 25 states: Virginia, Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maine, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, West Virginia and Wisconsin. Except for three locations, all of the S&K stores are located either in strip shopping centers or enclosed shopping malls.

During fiscal 1998, the Company opened 26 new S&K stores, totaling 118,620 square feet, in the following localities:

Arkansas:          North Little Rock (1)
Florida:           Tallahassee, Tampa
Georgia:           Lake Park (1), Savannah (1)
Indiana:           Carmel, Lafayette, Muncie
Michigan:          Grand Rapids (1), Jackson, Okemos (E. Lansing)
North Carolina:    Charlotte  (Independence  Boulevard (1) and University Park),
                   Hickory, Rocky Mount, Wilmington (1)
Ohio:              Columbus
Oklahoma:          Tulsa
Pennsylvania:      Reading, York
South Carolina:    Columbia (1), Myrtle Beach
Tennessee:         Memphis
Virginia:          Fredericksburg, Virginia Beach (1)
West Virginia:     Martinsburg

(1) These new stores were relocated from previous  locations  which were closed:
North Little Rock (4,500 sq. ft.), Lake Park (3,000 sq. ft.), Savannah (4,800 sq. ft.), Grand Rapids (3,450 sq. ft.), Charlotte (3,600 sq. ft.), Wilmington (4,069 sq. ft.), Columbia (3,814 sq. ft.), and Virginia Beach (3,500 sq. ft.).

In fiscal 1998, the Company closed and relocated eight stores. The Company also closed the Beaufont Mall store (3,600 square feet) in Richmond, Virginia which was at the end of the lease term, since it was not meeting the Company's sales and profitability expectations.

The following table summarizes information concerning store openings and closings during the fiscal years presented:

                                                                  Fiscal Year Ended
Stores:                                 1/31/98         1/25/97         1/27/96       1/28/95       1/29/94
-------                                 -------         -------         -------       -------       -------
Open at beginning of year                       194             184            172           154           127
Closed during year                                9               8              9             4             1
Opened during year                               26              18             21            22            28
                                     --------------  --------------  -------------  ------------  ------------
Open at end of year                             211             194            184           172           154
                                     ==============  ==============  =============  ============  ============
Relocations                                       8               2              0             3             3

Average sales per selling square foot for the stores included in comparable store sales statistics were:$226, $218, $215, $212, and $217, in the fiscal years ended 1998 through 1994, respectively. Other than the general economic and competitive environment, average sales per selling square foot are primarily influenced by three factors: sales levels in existing stores from year to year; an increasing proportion of newer stores which, although profitable, might not have reached sales levels of more mature stores; and an increasing number of additional stores in existing markets, where the Company does not expect sales levels to be as high as in markets in which the Company operates a single store. New stores opened in existing markets may negatively impact existing store sales while increasing total market sales. The number of stores opened in existing markets in fiscal years 1998, 1997, 1996 and 1995, were 26, eight, eight, and six, respectively.

Merchandise and Marketing
The merchandise offered in the Company's stores feature a wide variety of nationally recognized labels from America's leading manufacturers as well as the Company's exclusive, private-labels. This first-quality merchandise is purchased directly from manufacturers or produced to S&K's specifications and sold at prices substantially lower than those regularly charged by department and specialty stores. The Company does not purchase any "seconds" or "irregulars". S&K offers a complete line of men's apparel: suits, sportcoats, furnishings, casual clothing, shoes and accessories. Additionally, the Company's "Corporate Casual" collection, which is sportcoat driven, responds to the trend toward relaxed dress codes in the workplace.

S&K's sales associates provide the level and quality of customer service generally found only in exclusive men's clothing stores. These services include providing basic alterations at modest cost, soliciting comments from customers as to their satisfaction with the merchandise and services, maintaining customer files on special preferences, and offering a liberal refund policy for returned merchandise, including a money-back guarantee. S&K also offers a Premiere Club for those customers who shop with the Company on a repeat basis. Members of the Premiere Club receive periodic mailings throughout the year which usually contain special promotional opportunities, as well as free alterations for the life of garments purchased.

S&K uses television as its primary advertising media. Television may be occasionally supplemented by newspaper for certain promotions or special events such as grand openings. The Company also uses direct mail for Premiere Club promotions and prospective customer mailings. The direct mail programs allow the Company to target Premiere Club customers who have been the most responsive and loyal to S&K in the past or potential customers who fit the Company's demographic profile. The Company anticipates that its direct mail promotions will continue to increase and may ultimately serve as the basis for most future promotional efforts. Baseball Hall of Famer, Johnny Bench, is the advertising and marketing spokesperson for the Company. The S&K customer has been receptive to this association and the Company plans to continue this relationship in fiscal 1999.

Purchasing and Distribution
Purchasing  for all of the  Company's  stores  is  directed  from the  Company's
headquarters  in  Richmond,   Virginia,   by  the  Executive  Vice  President  -
Merchandise.

The Company purchases branded merchandise directly from a number of nationally recognized manufacturers that produce labels such as Bill Blass, Jones New York, Daniel Hechter, Andrew Fezza, Pierre Cardin, Evan Picone, Nino Cerruti and Polo by Ralph Lauren. These purchases consist primarily of merchandise produced specifically from orders placed by S&K well in advance of manufacturers' production cycles allowing them to purchase fabrics advantageously and schedule production during off-peak manufacturing periods. The Company believes these buying practices enable it to sell this merchandise at prices generally 20% to 40% below prices regularly offered by full-priced department and specialty stores.

The Company also uses a number of high quality men's clothing factories which manufacture goods to its specifications for Company-owned labels, such as Tailors Row, Deansgate, Roberto Villini, Club Run, Fenzia and others. The Tailors Row label (as well as Tailors Row Finery), which includes suits, blazers and slacks, offers a 100% worsted wool product with an exceptional level of tailoring and complements the Company's other clothing lines. The Company's Roberto Villini label (first introduced in 1996) is carried on suits, sportcoats and dress slacks tailored in Italy from some of the finest Italian fabrics and is imported exclusively for S&K. The Roberto Villini label has been expanded and is now included on shirts, ties and sportswear which complement this fashion line. The Company's Johnny Bench label was developed to appeal to mainstream America and currently includes suits, sportcoats and slacks. The various manufacturing programs enable the Company to better control the quality, selection and depth of its merchandise and supplement apparel purchased from brand name manufacturers.

S&K works diligently to establish and maintain good vendor relationships. The Company purchases merchandise from approximately 160 vendors. Except for one vendor who accounted for approximately 16%, no other vendor exceeded 10% of the Company's purchases in fiscal 1998. S&K does not believe that the loss of any vendor would significantly impact the Company. The Company does not maintain any long-term purchase commitments or arrangements with any supplier and believes that there will be sufficient sources of merchandise to support its expansion plans with no adverse effect on its purchasing practices.

S&K has a basic item replenishment program with its major suppliers for much of its merchandise to fulfill customers' needs on a timely basis and increase the Company's inventory turnover. Substantially all of the Company's merchandise is received centrally at its 110,000 square foot distribution center in Richmond, Virginia. While the Company does have a program in place to ship direct to the stores from its vendors, most merchandise is sorted, priced (if not pre-ticketed by the vendor) and distributed from the distribution center. S&K's stores within an average 200 mile radius of Richmond receive merchandise once a week with deliveries generally made by the Company's own trucks. Deliveries are made one to two times a week to stores outside this radius using common carriers or package delivery companies. The Company continually enhances and refines its allocation and distribution processes (generally through technology improvements). The Company believes that through these enhancements and the availability of direct vendor shipments to its stores that there is sufficient capacity for receiving, storing and shipping merchandise to support the Company's future expansion plans.

Store Operations
Each store is under the direction of a general manager who is supervised by a district manager. The district managers, who each generally supervise ten to fifteen stores, visit the stores frequently to review merchandise needs, personnel training and performance, and adherence to the Company's operating procedures.

The Company uses a multi-disciplinary training course specifically developed for S&K associates. All store associates participate in this 75-day self study program, which the Company calls its "Gold Star" program. This program sets a personalized standard of performance for each sales associate on a weekly basis and closely monitors their progress. Additionally, throughout the year, the Company conducts numerous one- week, in-house training seminars for selected management trainees and full-time sales associates. These developmental programs are enhanced by continuous on-the-job training, video training and periodic, in-district meetings conducted by district managers or one of the three Vice Presidents - Operations. Annually, all general managers are brought to Richmond to participate in a 4-day corporate training and team building session.

The Company stresses promotion from within, and most of the Company's general managers and district managers have been promoted in this manner. S&K has cash bonuses and other incentive plans in effect for its store and district managers which are based upon individual and store performance.

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

All stores have a POS system which includes the following features: automatic price lookup, the ability to scan barcoded merchandise price tickets, the ability to send and receive electronic mail, the ability to capture Premiere Club purchase activity and store productivity reporting capabilities. The Company has worked with a POS systems provider to develop and customize an enhanced POS store system, and had 26 stores operating on this system at January 31, 1998. This new POS system facilitates enhanced and expanded customer tracking, employee productivity reporting and automated point of sale markdowns, as well as several new modules which include a merchandise locator service, alterations and manpower scheduling. The Company continues to closely monitor the results in these stores and works closely with the vendor to further enhance the software. The Company expects to convert approximately eighty to ninety stores in 1998. The total project is estimated to require a capital outlay of approximately $2.0 million and is expected to be completed in 1999.

In fiscal 1998 the Company formalized a plan designed to provide that all of its computer systems will be Year 2000 compliant in advance of December 31, 1999. The Vice President - Management Information Systems updates the Company's MIS Steering Committee monthly on the progress made. The Company believes that this plan encompasses all computer applications used in internal operations and currently expects the cost of required modifications to existing software to be approximately $100,000.

Store Expansion
The Company plans to continue its policy of pursuing suitable locations and opening new stores when attractive opportunities are presented. The general plan for expansion is to increase sales and market share through the development of additional store locations in both existing and new markets, subject to favorable economic conditions.

The Company is currently seeking new S&K store locations in the eastern half of the United States. The criteria used in selecting sites for new stores include the geographic locations and the demographics and psychographics of the surrounding area. Based on S&K's research, the Company locates its stores in areas that appear most likely to be receptive to the Company's retailing strategy. These store sites could be in regional shopping malls or strip shopping centers generally located near a regional mall, or in outlet centers. With respect to store sites in these centers, the Company considers the principal anchor stores located in the center, tenant mix and the positioning of the Company's site within that center.

The S&K stores are designed to provide what the Company believes is required by the modern-day value- conscious consumers of menswear. The Company's store formats are designed to attract a broad mix of customers by providing the customer with the opportunity to make purchases quickly during leisure time as well as having quality merchandise displayed in attractive store settings. Additionally, each store format incorporates the latest advances in merchandising techniques.

The Company currently has three formats: approximately 51% of the stores are considered to be traditional stores, 29% are outlets and 20% are superstores. The 3,900 square foot traditional S&K store provides a specialty store setting and is generally located in or near regional malls in mid-size markets. The 3,500 square foot outlet store is located within outlet centers and is designed to attract the bargain shopper. The 4,500-6,500 square foot superstore carries a much broader merchandise assortment, especially in tailored clothing. The larger format also enables the Company to use "shop concepts" within the store, i.e. - formal shop, Italian shop, Big & Tall shop, shoes, etc., as well as expand the presentation of its "Corporate Casual" collection.

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

Competition
The retail men's apparel business is highly competitive. The Company's stores compete with department stores, other men's specialty stores and discount clothing stores. The Company competes on the basis of price, quality and selection of merchandise, as well as customer service and store location. Many of its competitors are considerably larger than the Company and have substantially greater financial and other resources. At various times throughout the year, department store chains and full-priced specialty shops offer brand name merchandise at substantial markdowns, which may result in prices matching or less than those regularly offered by the Company.

Employees
As of January 31, 1998, the Company had approximately 1,725 employees, more than half of whom worked part-time. A number of part-time employees are usually added during the Christmas holiday season. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

Information Regarding Forward-Looking Statements
The  provisions  of the Private  Securities  Litigation  Reform Act of 1995 (the
"Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Company statements that are not historical facts, including statements about management's expectations for fiscal year 1999 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

         (a) changes in the amount and degree of promotional intensity exerted by current competitors and potential new competitors many of whom are, or may be, larger and have greater financial and marketing resources;

         (b) changes in general U.S. economic conditions including, but not limited to, consumer credit availability, interest rates,
                  inflation,   and  consumer  sentiment  about  the  economy  in
                  general;

         (c)      changes  in   availability  of  working  capital  and  capital
                  expenditure financing, including the availability of the Company's existing working capital credit facilities to support development of retail stores;

         (d) changes in the availability of acceptable terms of appropriate real estate locations for expansion;

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

Item 2.  Properties

As of March 30, 1998 all but one of the Company's 210 stores are leased. The Company owns a superstore which it built and opened in March 1998. With the exception of three locations, all the stores are located in strip shopping centers, enclosed malls, or outlet centers. The square footage of the stores varies with store format. The traditional S&K store generally ranges in size from approximately 3,500 to 4,500 square feet, the outlet stores from 3,000 to 4,000 square feet and the superstores from 4,500 to 6,500 square feet. All stores are located in close proximity to population centers, department stores and other retail operations and are often situated near a major highway or thoroughfare.

As leases expire, the Company generally exercises a renewal option when desirable. It is S&K's strategy to negotiate its leases to include termination clauses exercisable within two years of initial occupancy. By exercising this termination clause when appropriate, S&K is able to minimize any long-term effect of opening an undesirable location which would be unable to meet volume and profitability expectations. Additionally, these termination clauses give the Company flexibility to relocate a store should a more attractive site become available in that market. In most cases, the Company's new stores have been profitable, on an operating basis, in the first quarter of their operation.

The company closed nine S&K stores in fiscal 1998 (all but one closure were relocations): Richmond (Beaufont Mall) and Virginia Beach, Virginia; Columbia, South Carolina; Wilmington and Charlotte, North Carolina; North Little Rock, Arkansas; Savannah and Lake Park, Georgia; and Grand Rapids, Michigan.

As of March 30, 1998, the Company operated 210 stores in 25 states. The following summary recaps the number of current locations by state.

                                                               Number of stores
                                                               ----------------
         Virginia  ........................................          26
         Alabama ..........................................          10
         Arkansas  ........................................           4
         Florida  .........................................          19
         Georgia   ........................................           9
         Illinois  ........................................           6
         Indiana  .........................................          12
         Iowa  ............................................           1
         Kentucky  ........................................           2
         Louisiana  .......................................           6
         Maine  ...........................................           2
         Michigan  ........................................          12
         Mississippi  .....................................           1
         Missouri .........................................           2
         New Jersey  ......................................           1
         New York  ........................................          16
         North Carolina  ..................................          23
         Ohio  ............................................          11
         Oklahoma  ........................................           3
         Pennsylvania  ....................................           9
         South Carolina  ..................................          10
         Tennessee   ......................................          14
         Texas  ...........................................           5
         West Virginia  ...................................           3
         Wisconsin  .......................................           3
                                                                  -----
         Total  ...........................................         210

Store leases generally provide for an annual base rent of between $6.00 and $21.50 per square foot. Most leases contain provisions which require the payment of a percentage of sales as additional rent, generally when sales reach specified levels.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of the Company who serve at the discretion of the Board of Directors are as follows:

Stuart C. Siegel, 55, is Chairman of the Board of Directors of the Company, and is Chief Executive Officer.

Donald W. Colbert, 48, is President and Chief Operating Officer and is a director of the Company.

Robert E. Knowles, 48, is Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Knowles is a Certified Public Accountant.

Robert J. Taphorn, 52, has been Executive Vice President in charge of merchandising and distribution since January 1994. Prior to January 1994, he was a National Merchandise Manager in charge of home fashions for the catalog division of Sears, Roebuck and Company from April 1992 to July 1993.

Harry S. Shendow, 64, is Senior Vice President--Merchandise.

Weldon J. Wirick, III, 47, is Senior Vice President--Operations.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

Please see page 8 of the 1997 Annual Report to Shareholders under the caption "Price Ranges of Common Shares," which is incorporated herein by reference.

During the fiscal year ended January 31, 1998, the Company contributed 5,137 shares of its common stock to the S&K Famous Brands Employees' Profit Sharing/Savings Plan. The contribution was exempt from registration pursuant to section 3 (a) 2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the Company's securities.

Item 6.  Selected Financial Data

Please see page 6 of the 1997 Annual Report to Shareholders under the caption "Five-Year Summary of Selected Financial Data," which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Please see pages 7 - 8 of the 1997 Annual Report to Shareholders under the caption "Management's Discussion and Financial Review," which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Please see Part IV, Item 14 (a) 1., captioned "Financial Statements," for a list of financial statements which are incorporated herein by reference from the 1997 Annual Report to Shareholders.

Please see page 12 of the 1997 Annual Report to  Shareholders  under the caption
"Quarterly   Financial  Data  (unaudited),"  which  is  incorporated  herein  by reference.

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

Item 11. Executive Compensation

Please see pages 6 - 7 and page 10 of the registrant's definitive Proxy Statement under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and page 5 of the registrant's definitive Proxy Statement under the caption "Directors' Compensation", which are incorporated herein by reference.

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

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Documents filed as part of this report:

                                                                      Page in
                                                                   Annual Report
      1. Financial Statements:                                     -------------
         The following financial statements of S&K Famous Brands, Inc. and report of independent accountants, included in the registrant's 1997 Annual Report to Shareholders are incorporated by reference in Item 8:

         Statements  of Income for the fiscal years ended  January
         31, 1998, January 25, 1997 and January 27, 1996.                9

         Statements  of  Changes in  Shareholders'  Equity for the
         fiscal years ended January 31, 1998, January 25, 1997 and
         January 27, 1996.                                               9

         Balance Sheets at January 31, 1998 and January 25, 1997.       10

         Statements  of Cash  Flows  for the  fiscal  years  ended
         January 31, 1998, January 25, 1997 and January 27, 1996.       11

         Notes to Financial Statements                               12 - 15

         Report of Independent Accountants                              15

      2. Financial Statement Schedules:

         None.

      3. Exhibits required to be filed by Item 601 of Regulation S-K:

         See INDEX TO EXHIBITS

(b) Reports on Form 8-K filed during the last quarter of the year ended January 31, 1998.

         None.

Except for the information referred to in Items 5, 6, 7, 8 and 14(a) 1. hereof, the 1997 Annual Report to Shareholders for the fiscal year ended January 31, 1998 shall not be deemed to be filed pursuant to the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   S&K FAMOUS BRANDS, INC.




Date:  April 10, 1998              /s/ Stuart C. Siegel
                                   --------------------------------------------
                                   STUART C. SIEGEL
                                   Chairman  of the Board  and  Chief  Executive
                                   Officer (Principal Executive Officer)



Date:  April 10, 1998               /s/ Robert E. Knowles
                                   --------------------------------------------
                                   ROBERT E. KNOWLES
                                   Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)



Date:  April 10, 1998              /s/ Janet L. Jorgensen
                                   --------------------------------------------
                                   JANET L. JORGENSEN
                                   Vice   President  -   Controller   (Principal
                                   Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Date:  April 10, 1998              /s/ Stuart C. Siegel
                                   --------------------------------------------
                                   STUART C.  SIEGEL,  Chairman  of the Board of
                                   Directors



Date:  April 10, 1998              /s/ Robert L. Burrus, Jr.
                                   --------------------------------------------
                                   ROBERT L. BURRUS, JR., Director



Date:  April 10, 1998              /s/ Donald W. Colbert
                                   --------------------------------------------
                                   DONALD  W.   COLBERT,   President  and  Chief
                                   Operating Officer, Director



Date:  April 10, 1998              /s/ Selwyn S. Herson
                                   --------------------------------------------
                                   SELWYN S. HERSON, Director



Date:  April 10, 1998              /s/ Andrew M. Lewis
                                   --------------------------------------------
                                   ANDREW M. LEWIS, Director



Date:  April 10, 1998              /s/ Steven A. Markel
                                   --------------------------------------------
                                   STEVEN A. MARKEL, Director



Date:  April 10, 1998              /s/ Troy A. Peery, Jr.
                                   --------------------------------------------
                                   TROY A. PEERY, JR., Director



Date:  April 10, 1998              /s/ Marshall B. Wishnack
                                   --------------------------------------------
                                   MARSHALL B. WISHNACK, Director

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

       a. Amended and Restated Credit Agreement dated as of May 31, 1997, between the registrant and Signet Bank/Virginia (now First Union
              Bank), filed as Exhibit 4(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 26, 1997, is expressly incorporated herein by this reference.

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

       e. Amendment to Credit Agreement dated April 30, 1997, between the registrant and Crestar Bank filed as Exhibit 4(a) to the registrant's Form 10-Q for the quarter ended July 26, 1997, is expressly incorporated herein by this reference.

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

   *   g.     Amendment to 1991 Stock Option Plan.

   *   h.     Stock  Purchase  Loan Plan filed as Exhibit A to the  registrant's definitive proxy statement for the Annual Meeting of Shareholders held on May 25, 1995 (file #0-11682) is incorporated herein by this reference.

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

       a. Registrant's 1997 Annual Report to its Shareholders for the fiscal year ended January 31, 1998.

(23)   Consents of Experts and Counsel

       a.     Consent of Independent Accountants

(27)   Financial Data Schedule

* Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.