Form 10-Q
period 1998-05-02
S&K FAMOUS BRANDS INC
filed 1998-05-29
CIK 723924

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                   For the quarterly period ended May 2, 1998



                           Commission File No. 0-11682

                            S & K FAMOUS BRANDS, INC.
 ...............................................................................
             (Exact name of registrant as specified in its charter)

          Virginia                                      54-0845694
 ...............................             ....................................
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
 ................................................................................
                    (Address of principal executive offices)


Registrant's telephone number, including area code:    (804) 346-2500
                                                   .......................


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No _____


Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 2, 1998.


                5,054,728 shares of Common Stock, $0.50 par value


PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                                    S & K FAMOUS BRANDS, INC.
                                                      Statements of Income
                                            (in thousands, except per share amounts)
                                                           (unaudited)


                                                                                      Three Months Ended
                                                                              -----------------------------------
                                                                                  May 2,             April 26,
                                                                                   1998                 1997
                                                                              --------------       --------------
Net sales .........................................................           $       37,109       $       33,460
Cost of sales .....................................................                   19,318               17,573
                                                                              --------------       --------------
Gross profit ......................................................                   17,791
Other costs and expenses:
   Selling, general and administrative ............................                   14,512               13,388
   Interest .......................................................                      108                   83
   Depreciation and amortization ..................................                      651                  568
   Other, net .....................................................                       (3)                 (26)
                                                                              --------------       --------------

Income before income taxes ........................................                    2,523                1,874
Provision for income taxes ........................................                      959                  712
                                                                              --------------       --------------
Net income ........................................................           $        1,564       $        1,162
                                                                              ==============       ==============
Net income per common share:
   Basic...........................................................           $         0.31       $         0.23
                                                                              ==============       ==============
   Diluted.........................................................           $         0.30       $         0.23
                                                                              ==============       ==============
Weighted average common shares outstanding - basic.................                    5,028                5,068
                                                                              ==============       ==============
Weighted average common shares outstanding including dilutive
   potential common shares.........................................                    5,138                5,121
                                                                              ==============       ==============

       See notes to financial statements.





                                                 S & K FAMOUS BRANDS, INC.
                                                      Balance Sheets
                                         (In thousands, except per share amounts)
                                                        (unaudited)
                                                                     May 2,             April 26,           January 31,
                                                                      1998                1997                  1998
                                                                  -------------       -------------        --------------
Assets

Current assets:
   Cash  .................................................         $        411       $         332        $          593
   Accounts receivable....................................                  636                 377                   554
   Merchandise inventories................................               53,282              49,577                43,896
   Other current assets...................................                2,064               2,246                 3,170
                                                                  -------------       -------------        --------------

        Total current assets..............................               56,393              52,532                48,213

Property and equipment, at cost:
   Land and buildings.....................................                7,174               5,123                 6,856
   Furniture, fixtures and equipment .....................               13,225              11,766                12,858
   Leasehold improvements.................................               14,352              12,602                13,853
                                                                  -------------       -------------        --------------
                                                                         34,751              29,491                33,567
   Less:  Accumulated depreciation and amortization.......               16,214              14,915                15,734
                                                                  -------------       -------------        --------------
                                                                         18,537              14,576                17,833

Other assets .............................................                3,497               2,978                 3,400
                                                                  -------------       -------------        --------------
                                                                  $      78,427       $      70,086        $       69,446
                                                                  =============       =============        ==============

Liabilities and Shareholders' Equity

Current liabilities:
   Current maturities of long-term debt ..................        $         180       $         180        $          180
   Accounts payable ......................................                9,989              13,262                 7,561
   Accrued compensation and related items.................                1,445                 675                 2,592
   Current and deferred income taxes......................                  877               1,070                   983
   Other current liabilities..............................                1,760               1,512                 1,897
                                                                  -------------       -------------        --------------

        Total current liabilities.........................               14,251              16,699                13,213

Industrial Development Revenue Bond.......................                1,935               2,115                 1,980
Long-term debt............................................                9,233               3,874                 3,323
Deferred income taxes.....................................                1,476               1,214                 1,409
Commitments
Shareholders' equity:
   Preferred stock, $1 par value; authorized shares, 500;
        issued and outstanding shares, none
   Common stock, $.50 par value; authorized shares,
        10,000; issued and outstanding shares: 5,055,
        5,056 and 5,014, respectively.....................                2,527               2,528                 2,507
   Capital in excess of par value.........................                7,528               7,732                 7,232
   Notes receivable--Stock Purchase Loan Plan.............               (1,184)             (1,354)               (1,315)
   Retained earnings......................................               42,661              37,278                41,097
                                                                  -------------       -------------        --------------
                                                                         51,532              46,184                49,521
                                                                  -------------       -------------        --------------
                                                                  $      78,427       $      70,086        $       69,446
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







                                                      S & K FAMOUS BRANDS, INC.
                                                      Statements of Cash Flows
                                                     Increase (Decrease) in Cash
                                                           (in thousands)


                                                                                  Three Months Ended
                                                                        ---------------------------------------
                                                                            May 2,                  April 26,
                                                                             1998                     1997
                                                                        --------------            -------------
Cash flows from operating activities:
   Net income......................................................     $        1,564            $       1,162
   Adjustments to reconcile net income to net cash
     used for operating activities:
      Depreciation and amortization................................                756                      658
      Loss on property dispositions, (net).........................                 45                       33
      Other........................................................                 22                       36
      Changes in assets and liabilities:
         Accounts receivable.......................................                (82)                      22
         Inventories...............................................             (9,386)                  (8,066)
         Other current assets......................................              1,106                       49
         Other assets..............................................                (97)                     (44)
         Accounts payable and accrued expenses.....................              1,237                    6,103
         Income taxes and deferred income taxes....................                170                     (258)
                                                                        --------------            -------------
   Net cash used for operating activities..........................             (4,665)                    (305)
                                                                        --------------            -------------
Cash flows from investing activities:
   Capital expenditures............................................             (1,505)                    (513)
                                                                        --------------            -------------
Cash flows from financing activities:
   Net borrowings under revolving bank lines of credit.............              5,888                      818
   Proceeds from exercise of stock options.........................                 27                        0
   Principal paydown of Stock Purchase Loan Plan...................                118                        0
   Reduction of long-term debt.....................................                (45)                     (45)
   Repurchase of common stock......................................                  0                     (160)
                                                                        --------------            -------------
   Net cash provided by financing activities.......................              5,988                      613
                                                                        --------------            -------------
Net decrease in cash...............................................               (182)                    (205)
Cash at beginning of period........................................                593                      537
                                                                        --------------            -------------
Cash at end of period..............................................     $          411            $         332
                                                                        ==============            =============

Supplemental cash flow information: Cash paid during the period for:
      Interest.....................................................     $          107            $          84
      Income taxes.................................................                842                      982

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

C.    Expansion

      Since January 31, 1998, the Company opened ten new stores totaling 44,178 square feet. The store in Spartanburg, South Carolina was a relocation (3,600 square feet) and conversion into a superstore.


     S & K Store Locations                  Date Opened        Square Footage
-----------------------------------     ------------------    -----------------
Illinois:            Decatur*                May 9, 1998          3,369
Pennsylvania:        Wilkes-Barre         April 18, 1998          4,312
South Carolina:      Anderson*              May 23, 1998          3,036
                     Hilton Head           April 5, 1998          3,803
                     Spartanburg           April 3, 1998          4,516
Tennessee:           Knoxville*             May 22, 1998          5,400
Texas:               Austin                April 9, 1998          5,000
                     Ft. Worth               May 1, 1998          4,692
Virginia:            Richmond             March 13, 1998          6,500
Wisconsin:           Johnson Creek*         May 16, 1998          3,550

* Stores opened in second quarter.


Since the beginning of the year, the Company also closed stores in Williamsburg, Iowa (2,900 square feet), Lawrence, Kansas (3,000 square feet) and Slidel, Louisiana (3,600 square feet), all of which had not met the Company's sales and profitability expectations.

Item 2.     MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

      The statements contained in this quarterly report that are not historical facts, including statements about management's expectation for fiscal 1999 and beyond, may be forward-looking statements. The forward- looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited, to those discussed in the Company's Annual Report on Form 10-K.

Three Months Ended May 2, 1998, Compared to Three Months Ended April 26, 1997

RESULTS OF OPERATIONS

      The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months ended May 2, 1998 and April 26, 1997.

                                                      Percentage of Net Sales
                                                   -----------------------------
                                                        Three Months Ended
                                                  -----------------------------

                                                    5/2/98          4/26/97
                                                  -----------     -----------
Net sales....................................           100.0%          100.0%
Cost of sales................................            52.1            52.5
                                                  -----------     -----------
Gross profit.................................            47.9            47.5
Other costs and expenses:
    Selling, general and administrative......            39.1            40.0
    Interest.................................             0.3             0.3
    Depreciation and amortization............             1.7             1.7
    Other, net...............................             0.0            (0.1)
                                                  -----------     -----------
Income before income taxes...................             6.8             5.6
Provision for income taxes...................             2.6             2.1
                                                  -----------     -----------
Net income...................................             4.2%            3.5%
                                                  ===========     ===========


      Net sales in the first quarter of fiscal 1999 increased 11%, or $3.6 million, over the same period last year, and reflects the net addition of 18 new stores. Comparable store sales were up 1%. During the first quarter the Company opened six new stores and closed three (one of which was a relocation). There were 214 stores in operation as of May 2, 1998, compared to 196 stores at April 26, 1997.

      Cost of sales in the first quarter of fiscal 1999 was 52.1% of net sales compared to 52.5% of net sales for the same period last year. This 0.4% of net sales reduction was primarily due to lower promotional markdowns being incurred this year.

      Selling, general and administrative expenses in the first quarter of fiscal 1999 were 39.1% of net sales compared to 40.0% of net sales in the previous year. This 0.9% of net sales decrease was due to improved leverage of fixed expenses including headquarters compensation and group health costs, and due to increased net alterations income. Additionally, over the last 18 months the Company has opened the majority of its new stores in existing markets which also provides better leveraging of various selling, general and administrative expense line items.

      Interest expense was 0.3% of net sales in the first quarter of both fiscal 1999 and 1998. While interest expense increased due to higher interest rates and higher average borrowing levels, sales leveraging kept the percentage to net sales flat.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. During the three months ended May 2, 1998, the Company opened six new stores and closed three. The Company plans to open a total of 20
- 25 new stores in fiscal 1999, while also remodeling several others. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations and capital expenditures.

      Operating activities used net cash of $4.7 million and $.3 million during the first quarter of fiscal 1999 and 1998, respectively. This fluctuation was primarily attributable to earlier payments on inventory purchases this year versus last year, which resulted in lower payables at quarter end.

      Net cash used for investing activities was primarily for the purpose of store openings and remodelings. Capital expenditures for the first quarter of fiscal 1999 and 1998 approximated $1.5 million and $.5 million, respectively. The Company opened six new stores, coverted one to its superstore format and remodeled another three stores in the first quarter of fiscal 1999 compared to opening three new stores during the comparable period last year.

      Financing activities for the first quarter of fiscal 1999 and 1998 provided net cash of approximately $6.0 million and $.6 million, respectively . Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements. The Company's revolving credit agreements with two banks aggregate $30.0 million. As of May 2, 1998 the Company had net unused commitments of approximately $22.0 million under the agreements.

PART II.  OTHER INFORMATION

Item 2.       Changes in Securities

(c) During the quarter ended May 2, 1998, the Company contributed 4,885 shares of its common stock to the S&K Famous Brands Employees' Profit Sharing/Savings Plan. The contribution was exempt from registration pursuant to section 3 (a) 2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the Company's securities.

Item 6.       Exhibits and Reports on Form 8-K

(a)           Exhibits

              (27) Financial Data Schedule

(b) There were no reports filed on Form 8-K during the three months ended May 2, 1998



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          S & K FAMOUS BRANDS, INC.
                                               (Registrant)



Date:  May 29, 1998                       /s/ Robert E. Knowles
                                          ---------------------
                                          Robert E. Knowles
                                          Executive Vice President,
                                          Chief Financial Officer,
                                          Secretary and Treasurer
                                          (Principal Financial Officer)


Date:  May 29, 1998                       /s/ Janet L. Jorgensen
                                          ----------------------
                                          Janet L. Jorgensen
                                          Vice President and Controller
                                          (Principal Accounting Officer)