Form 10-Q
period 1998-08-01
S&K FAMOUS BRANDS INC
filed 1998-09-02
CIK 723924

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 1, 1998

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

     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
 ................................................................................
                    (Address of principal executive offices)

Registrant's telephone number, including area code:         (804) 346-2500
                                                         ....................

                                 Not Applicable
 ................................................................................
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____



Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of August 1, 1998.

                5,074,113 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS




                                             S & K FAMOUS BRANDS, INC.
                                               Statements of Income
                                     (In thousands, except per share amounts)
                                                    (unaudited)



                                                            Three Months Ended                  Six Months Ended
                                                      ------------------------------     ------------------------------
                                                       August 1,          July 26,        August 1,          July 26,
                                                          1998              1997             1998              1997
                                                      ------------      ------------     ------------      ------------
Net sales........................................     $     33,852      $     30,788     $     70,961      $     64,248
Cost of sales ...................................           17,872            16,407           37,189            33,980
                                                      ------------      ------------     ------------      ------------
Gross profit ....................................           15,980            14,381           33,772            30,268
Other costs and expenses:
   Selling, general and administrative ..........           13,588            12,434           28,100            25,822
   Interest......................................              186               129              295               212
   Depreciation and amortization ................              688               579            1,340             1,147
   Other, net ...................................              (38)              (37)             (41)              (63)
                                                      ------------      ------------     ------------      ------------

Income before income taxes ......................            1,556             1,276            4,078             3,150
Provision for income taxes ......................              591               485            1,550             1,197
                                                      ------------      ------------     ------------      ------------
Net income ......................................     $        965      $        791     $      2,528      $      1,953
                                                      ============      ============     ============      ============

Net income per common share:

   Basic.........................................     $       0.19      $       0.16     $       0.50      $       0.39
                                                      ============      ============     ============      ============

   Diluted.......................................     $       0.19      $       0.15     $       0.49      $       0.38
                                                      ============      ============     ============      ============

Weighted average common shares
   outstanding - basic...........................            5,076             5,019            5,052             5,043
                                                      ============      ============     ============      ============

Weighted average common shares outstanding
including dilutive potential common shares.......            5,181             5,104            5,160             5,113
                                                      ============      ============     ============      ============



See Notes to Financial Statements.



                                                 S & K FAMOUS BRANDS, INC.
                                                      Balance Sheets
                                         (In thousands, except per share amounts)
                                                        (unaudited)

                                                                 August 1,            July 26,              January 31,
                                                                    1998                1997                    1998
                                                               --------------       -------------          --------------
Assets

Current assets:
  Cash....................................................     $          482       $         417          $          593
  Accounts receivable.....................................                399                 503                     554
  Merchandise inventories.................................             48,382              42,179                  43,896
  Prepaid income taxes....................................                421                  --                      --
  Other current assets....................................              2,288               2,276                   3,170
                                                               --------------       -------------          --------------

      Total current assets................................             51,972              45,375                  48,213

Property and equipment, at cost:
  Land and buildings......................................              7,250               5,123                   6,856
  Furniture, fixtures and equipment ......................             13,710              11,979                  12,858
  Leasehold improvements..................................             14,540              12,758                  13,853
                                                               --------------       -------------          --------------
                                                                       35,500              29,860                  33,567
  Less:  Accumulated depreciation and amortization........             16,776              14,973                  15,734
                                                               --------------       -------------          --------------
                                                                       18,724              14,887                  17,833

Other assets .............................................              3,660               3,164                   3,400
                                                               --------------       -------------          --------------
                                                               $       74,356       $      63,426          $       69,446
                                                               ==============       =============          ==============

Liabilities and Shareholders' Equity

Current liabilities:
  Current maturities of long-term debt ...................     $          180       $         180          $          180
  Accounts payable .......................................              4,130               3,776                   7,561
  Accrued compensation and related items..................              1,014               1,062                   2,592
  Current and deferred income taxes.......................                 --                 114                     983
  Other current liabilities...............................              1,601               1,428                   1,897
                                                               --------------       -------------          --------------

        Total current liabilities.........................              6,925               6,560                  13,213

Industrial Development Revenue Bond.......................              1,890               2,070                   1,980
Long-term debt............................................             11,374               7,189                   3,323
Deferred income taxes.....................................              1,542               1,225                   1,409
Commitments
Shareholders' equity:
  Preferred stock, $1 par value; authorized shares, 500;
        issued and outstanding shares, none...............                 --                  --                      --
  Common stock, $.50 par value, authorized shares,
      10,000; issued and outstanding shares, 5,074,
      4,998 and 5,014, respectively.......................              2,537               2,499                   2,507
  Capital in excess of par value..........................              7,634               7,155                   7,232
  Notes receivable--Stock Purchase Loan Plan..............             (1,171)             (1,341)                 (1,315)
  Retained earnings.......................................             43,625              38,069                  41,097
                                                               --------------       -------------          --------------
                                                                       52,625              46,382                  49,521
                                                               --------------       -------------          --------------
                                                               $       74,356       $      63,426          $       69,446
                                                               ==============       =============          ==============
See Notes to Financial Statements.





                                                 S & K FAMOUS BRANDS, INC.
                                                 Statements of Cash Flows
                                                Increase (Decrease) in Cash
                                                      (In thousands)
                                                        (unaudited)


                                                                                            Six Months Ended
                                                                               -------------------------------------------
                                                                                   August 1,                 July 26,
                                                                                     1998                      1997
                                                                               -----------------        ------------------
Cash flows from operating activities:
   Net income......................................................            $          2,528         $            1,953
   Adjustments to reconcile net income to net cash
     used for operating activities:
      Depreciation and amortization................................                        1,550                     1,330
      Loss on property dispositions, (net).........................                           54                        43
      Other........................................................                           45                       101
      Changes in assets and liabilities:
         Accounts receivable.......................................                          155                      (105)
         Inventories...............................................                       (4,486)                     (668)
         Other current assets......................................                          882                        19
         Other assets..............................................                         (260)                     (231)
         Accounts payable and accrued expenses.....................                       (5,199)                   (3,066)
         Income taxes and deferred income taxes....................                         (892)                   (1,203)
                                                                               -----------------        ------------------
   Net cash used for operating activities..........................                       (5,623)                   (1,827)
                                                                               -----------------        ------------------
Cash flows from investing activities:


   Capital expenditures............................................                       (2,501)                   (1,505)
   Proceeds from property dispositions.............................                            6                        --
                                                                               -----------------        ------------------
   Net cash used for investing activities..........................                       (2,495)                   (1,505)
                                                                               -----------------        ------------------
Cash flows from financing activities:
   Net borrowings under revolving bank lines of credit.............                        8,006                     4,068
   Proceeds from exercise of stock options.........................                          234                        --
   Paydown of borrowings under Stock Purchase Loan Plan............                          118                        --
   Reduction of long-term debt.....................................                          (90)                      (90)
   Repurchase of common stock......................................                         (261)                     (766)
                                                                               -----------------        ------------------
   Net cash provided by financing activities.......................                        8,007                     3,212
                                                                               -----------------        ------------------
Net decrease in cash...............................................                         (111)                     (120)
Cash at beginning of period........................................                          593                       537
                                                                               -----------------        ------------------
Cash at end of period..............................................            $             482        $              417
                                                                               =================        ==================

Supplemental cash flow information:
   Cash paid during the period for:
      Interest.....................................................            $             261        $              193
      Income taxes.................................................                        2,512                     2,413

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

C.    Expansion

      Since the end of the first quarter, the Company has opened seven new stores totaling 24,592 square feet.

       S&K Store Locations                 Date Opened         Square Footage
----------------------------------     -----------------       --------------
Alabama:           Foley                  June 27, 1998            2,800

Illinois:          Decatur                  May 9, 1998            3,369

                   Tuscola              August 31, 1998            3,015

South Carolina:    Anderson                May 23, 1998            3,036

                   Gaffney              August 31, 1998            3,422

Tennessee:         Knoxville               May 22, 1998            5,400

Wisconsin:         Johnson Creek           May 16, 1998            3,550


The Company closed the store in Slidell, Louisiana during the second quarter, because it had not met the Company's sales and profitability expectations. The Company is also in the process of relocating its store located at Northland Shopping Center in Columbus, Ohio.



Item 2.     MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

      The statements contained in this quarterly report that are not historical facts, including statements about management's expectation for fiscal 1999 and beyond, may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.
Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K.


Three Months and Six Months Ended August 1, 1998 Compared to Three Months and
Six Months Ended July 26, 1997.


RESULTS OF OPERATIONS

      The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months and six months ended August 1, 1998 and July 26, 1997.

                                                                                Percentage of Net Sales
                                                          -------------------------------------------------------------------
                                                                Three Months Ended                   Six Months Ended
                                                          -------------------------------     -------------------------------
                                                             08/01/98          07/26/97         08/01/98          07/26/97
                                                          --------------     ------------     ------------     --------------
Net sales............................................          100.0 %          100.0 %          100.0 %            100.0 %
Cost of sales .......................................           52.8             53.3             52.4               52.9
                                                          --------------     ------------     ------------     --------------
Gross profit ........................................           47.2             46.7             47.6               47.1
Other costs and expenses:
   Selling, general and administrative ..............           40.1             40.4             39.6               40.2
   Interest .........................................            0.6              0.4              0.4                0.3
   Depreciation and amortization ....................            2.0              1.9              1.9                1.8
   Other, net .......................................           (0.1)            (0.1)              --               (0.1)
                                                          --------------     ------------     ------------     --------------
Income before incomes taxes .........................            4.6              4.1              5.7                4.9
Provision for income taxes ..........................            1.8              1.5              2.2                1.9
                                                          --------------     ------------     ------------     --------------
Net income ..........................................            2.8 %            2.6 %            3.5 %              3.0 %
                                                          ==============     ============     ============     ==============

      Net sales in the second quarter ended August 1, 1998 increased by 10%, or $3.1 million, over the same period last year, and reflects the net addition of 20 new stores since July 26, 1997. For the six-month period, net sales increased by 10%, or $6.7 million, over the same period last year. Comparable store sales which decreased 1% in the second quarter and were even in the first six months with last year, have been impacted by opening the majority of new stores in the last 18 months in existing store markets. During the second quarter, the Company opened five new stores and closed one. There were 218 stores in operation as of August 1, 1998, compared to 198 stores at July 26, 1997.

      Cost of sales in the second quarter of fiscal 1999 was 52.8% of net sales compared to 53.3% of net sales for the same period last year. This .5% of net sales decrease was primarily attributable to improved leverage of buying, occupancy and distribution costs related to the Company's inventory. For the six-month period, cost of sales was 52.4% of net sales compared to 52.9% last year. This .5% of net sales reduction was primarily due to lower promotional markdowns and improved initial mark-up this year.

      Selling, general and administrative expenses in the second quarter of fiscal 1999 were 40.1% of net sales compared to 40.4% of net sales for the second quarter of fiscal 1998. For the six-month period, selling, general and administrative expenses were 39.6% of net sales compared to 40.2% of net sales last year. These decreases were due to improved expense leverage and increased net alterations income, offset in part by higher store occupancy costs. Over the last 18 months the Company has opened the majority of its new stores in existing markets, resulting in greater leveraging of various selling, general and administrative expenses.

      Interest expense in the second quarter of fiscal 1999 was .6% of net sales compared to .4% of net sales for the second quarter of fiscal 1998. For the six-month period, interest expense was .4% of net sales compared to .3% of net sales last year. These increases were primarily attributable to higher average borrowings this year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. Through the first six months of fiscal 1999, the Company opened 11 new S&K stores, closed four stores (one of which was a relocation) and remodeled ten others. By Thanksgiving 1998, the Company plans to have opened 10 to 14 additional new stores and to have remodeled several others. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations and capital expenditures.

      Operating activities during the first six months of fiscal years 1999 and 1998 used net cash of $5.6 million and $1.8 million, respectively. This fluctuation was primarily attributable to the timing of inventory purchases.

      Net cash used in investing activities in fiscal years 1999 and 1998 was primarily for the purpose of store expansion and remodelings. Capital expenditures for the first six months of fiscal years 1999 and 1998 approximated $2.5 million and $1.5 million, respectively. In the first six months of fiscal 1999, the Company opened 11 new stores and remodeled ten others. For the same period last year, the Company opened eight new stores and remodeled 10 others.

      Financing activities for the first six months of fiscal years 1999 and 1998 provided net cash of approximately $8.0 million and $3.2 million, respectively. Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements which have an aggregate borrowing capacity of $30.0 million. Additionally, the Company used approximately $261,000 and $766,000 in fiscal years 1999 and 1998, respectively, for the repurchase of its common stock. As of August 1, 1998, the Company had net unused commitments of approximately $19.4 million under its revolving credit agreements.

OTHER MATTERS

Year 2000

      Since 1997, the Company has been following a plan designed to ensure that all of its computer systems will be Year 2000 compliant in advance of December 31, 1999. This plan incorporates the Company's mainframe hardware and backoffice systems, personal computers, point of sale equipment, distribution center systems, phone and security systems and other non-critical applications. Ensuring Year 2000 compliance is currently expected to require replacement of certain hardware and modifications to existing software costing approximately $100,000. The Company has tested Year 2000 changes as system modifications have been completed and brought in line. The Year 2000 issue may impact vendors that provide products or services to the Company. The Company has circulated a business partner survey which will assist it in assessing vendors' readiness and enable the Company to prepare contingency plans if needed.

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the Company's shareholders was held on May 28, 1998.

(b) & (c)  At the annual meeting, the shareholders elected eight directors and ratified the selection of independent accountants. The results of the voting were as follows:

           Election of Directors
                Director                    For         Withheld    Abstain
           ------------------------    -------------    --------    -------
           Stuart C. Siegel              4,891,173          7,665      0
           Robert L. Burrus, Jr.         4,886,773         12,065      0
           Donald W. Colbert             4,891,173          7,665      0
           Selwyn  S. Herson             4,888,173         10,665      0
           Andrew M. Lewis, Ph.D.        4,888,573         10,265      0
           Steven A. Markel              4,888,173          9,665      0
           Troy A. Peery, Jr.            4,888,173         10,665      0
           Marshall B. Wishnack          4,888,173         10,665      0



           Ratification of PricewaterhouseCoopers LLP as Independent Accountants

                            For            Against         Abstain
                         ---------         -------         -------
                         4,895,118          1,600           2,120


              The SEC has adopted Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, which regulates when proxies may confer discretionary authority to vote on shareholder proposals which have not been included in the Company's proxy statement for its annual meeting. The persons named in the Company's proxy for the 1999 Annual Meeting of Shareholders will be entitled to exercise the discretionary voting power conferred by such proxy under the circumstances specified in Rule 14a-4(c), including with respect to proposals received by the Company after February 24, 1999.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                  (27)   a.  Financial Data Schedule (quarter ended August 1,
                             1998)

                         b. Amended and restated Financial Data Schedules for fiscal years ended January 1998, 1997 and 1996 and for the related three quarters of fiscal years 1998 and 1997.

            (b) There were no reports filed on Form 8-K during the three months ended August 1, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 S & K FAMOUS BRANDS, INC.
                                                 -------------------------
                                                       (Registrant)


Date:  September 2, 1998                         /s/ Robert E. Knowles
       -----------------                         -----------------------------
                                                 Robert E. Knowles
                                                 Executive Vice President,
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer
                                                 (Principal Financial Officer)

Date:  September 2, 1998                         /s/ Janet L. Jorgensen
       -----------------                         -----------------------------
                                                 Janet L. Jorgensen
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)