Form 10-Q
period 1998-10-31
S&K FAMOUS BRANDS INC
filed 1998-12-07
CIK 723924

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 1998

                5,064,033 shares of Common Stock, $0.50 par value


PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                                    S & K FAMOUS BRANDS, INC.
                                                      Statements of Income
                                            (in thousands, except earnings per share)
                                                           (unaudited)

                                                              Three Months Ended                    Nine Months Ended
                                                      -----------------------------------   -----------------------------------
                                                      October 31, 1998     October 25,        October 31,     October 25, 1997
                                                                              1997               1998
                                                      -----------------  ----------------   ----------------  -----------------
      Net sales                                       $         35,120   $        33,705    $       106,081   $         97,954

      Cost of sales                                             17,852            17,467             55,041             51,447
                                                      -----------------  ----------------   ----------------  -----------------
      Gross profit                                              17,268            16,238             51,040             46,507
      Other costs and expenses:
         Selling, general and administrative                    15,312            14,422             43,412             40,245
         Interest                                                  239               141                533                353
         Depreciation and amortization                             703               614              2,043              1,761
         Other, net                                                (36)              (16)               (77)               (79)
                                                      -----------------  ----------------   ----------------  -----------------

      Income before income taxes                                 1,050             1,077              5,129              4,227
      Provision for income taxes                                   399               409              1,949              1,606
                                                      -----------------  ----------------   ----------------  -----------------

      Net income                                      $            651          $    668    $         3,180          $   2,621
                                                      =================  ================   ================  =================

      Net income per common share:
         Basic                                        $           0.13   $          0.13    $          0.63   $           0.52
                                                      =================  ================   ================  =================
         Diluted                                      $           0.13   $          0.13    $          0.62   $           0.51
                                                      =================  ================   ================  =================
      Weighted average common shares
         outstanding - basic                                     5,067             5,006              5,057              5,031
                                                      =================  ================   ================  =================
      Weighted average common shares outstanding
         including dilutive potential shares                     5,137             5,122              5,152              5,116
                                                      =================  ================   ================  =================


  See notes to financial statements.


                                                    S & K FAMOUS BRANDS, INC.
                                                         Balance Sheets
                                                         (in thousands)
                                                           (unaudited)

                                                                            October 31,         October 25,       January 31,
                                                                               1998                1997               1998
                                                                           --------------      --------------    ---------------
    Assets

    Current assets:
       Cash                                                                      $   510             $   387            $   593
       Accounts receivable                                                           570                 833                554
       Merchandise inventories                                                    62,790              57,336             43,896
       Prepaid income taxes                                                          503                  --                 --
       Other current assets                                                        2,765               2,258              3,170
                                                                           --------------      --------------    ---------------

          Total current assets                                                    67,138              60,814             48,213

    Property and equipment, at cost:
       Land and buildings                                                          7,169               6,022              6,856
       Furniture, fixtures and equipment                                          13,886              12,647             12,858
       Leasehold improvements                                                     14,989              13,330             13,853
                                                                           --------------      --------------    ---------------
                                                                                  36,044              31,999             33,567
       Less:  Accumulated depreciation and amortization                           17,091              15,314             15,734
                                                                           --------------      --------------    ---------------
                                                                                  18,953              16,685             17,833

    Other assets                                                                   3,728               3,329              3,400
                                                                           --------------      --------------    ---------------
                                                                                 $89,819             $80,828            $69,446
                                                                           ==============      ==============    ===============

    Liabilities and Shareholders' Equity

    Current liabilities:
       Current maturities of long-term debt                                         $180                $180               $180
       Accounts payable..                                                         13,442              16,792              7,561
       Accrued expenses:
          Compensation-related items                                               1,335               1,055              2,592
          Current and deferred income taxes                                           --                  82                983
          Other current liabilities                                                1,678               1,759              1,897
                                                                           --------------      --------------    ---------------

             Total current liabilities                                            16,635              19,868             13,213

    Industrial Development Revenue Bond                                            1,845               2,025              1,980
    Long-term debt                                                                16,546              10,532              3,323
    Deferred income taxes                                                          1,604               1,264              1,409
    Commitments
    Shareholders' equity:
       Preferred stock, $1 par value; authorized shares, 500;
          issued and outstanding shares, none                                         --                  --                 --
       Common stock, $.50 par value, authorized shares, 10,000;
          issued and outstanding shares, 5,012,  5,066 and 5,066,
          respectively
                                                                                   2,532               2,506              2,507
    Capital in excess of par value                                                 7,514               7,225              7,232
    Notes receivable--Stock Purchase Loan Plan                                    (1,134)             (1,328)            (1,315)
    Retained earnings.                                                            44,277              38,736             41,097
                                                                           --------------      --------------    ---------------
                                                                                  53,189              47,139             49,521
                                                                           --------------      --------------    ---------------
                                                                                 $89,819             $80,828            $69,446
                                                                           ==============      ==============    ===============


See notes to financial statements.


                                              S & K FAMOUS BRANDS, INC.
                                               Statements of Cash Flows
                                             Increase (Decrease) in Cash
                                                    (in thousands)
                                                     (unaudited)


                                                                                      Nine Months Ended
                                                                         -------------------------------------------
                                                                           October 31,                October 25,
                                                                              1998                        1997
                                                                         ----------------          -----------------
     Cash flows from operating activities:                                     $3,180                     $2,621
        Net income
        Adjustments to reconcile net income to net cash
          (used for) provided by operating activities:
           Depreciation and amortization                                        2,359                      2,035
           Loss on property dispositions, net                                      70                        104
           Other                                                                   67                        152
           Changes in assets and liabilities:
              Accounts receivable                                                 (16)                      (435)
              Merchandise inventories                                         (18,894)                   (15,825)
              Other current assets                                                405                         37
              Other assets                                                       (328)                      (396)
              Accounts payable and accrued expenses                             4,521                     10,288
              Income taxes and deferred income taxes                             (910)                    (1,197)
                                                                         ----------------          -----------------
        Net cash used for operating activities                                 (9,546)                    (2,616)
                                                                         ----------------          -----------------
     Cash flows from investing activities:
        Capital expenditures                                                   (3,564)                    (4,084)
        Proceeds from property dispositions                                        14                         15
                                                                         ----------------          -----------------
        Net cash used for investing activities                                 (3,550)                    (4,069)
                                                                         ----------------          -----------------
     Cash flows from financing activities:
        Net borrowings under revolving bank lines of credit                    13,156                      7,360
        Proceeds from exercise of stock options                                   242                         76
        Paydown of borrowings under Stock Purchase Loan Plan                      145                         --
        Reduction of long-term debt                                              (135)                      (135)
        Repurchase of common stock                                               (395)                      (766)
                                                                         ----------------          -----------------
        Net cash provided by financing activities                              13,013                      6,535
                                                                         ----------------          -----------------
     Net decrease in cash                                                         (83)                      (150)
     Cash at beginning of period                                                  593                        537
                                                                         ================          =================
     Cash at end of period                                                       $510                       $387
                                                                         ================          =================

     Supplemental cash flow information:
        Cash paid during the period for:
           Interest                                                              $473                       $326
           Income taxes                                                         2,922                      2,739


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

C.    Expansion

      Since the end of the second quarter, the Company has opened 19 new stores totaling 73,894 square feet as follows:

                     S&K Store Locations                 Date Opened                    Square Footage
   ----------------------------------------------   ----------------------------  ------------------------
            Illinois:         Moline                     November 23, 1998*                  3,345
                              Tuscola                    August 31, 1998                     3,015

                Iowa:         Davenport                  November 23, 1998*                  4,117

              Kansas:         Topeka                     November 23, 1998*                  4,988

            Kentucky:         Lexington                  November 2, 1998*                   5,000
                              Louisville                 October 25, 1998                    6,010

            Maryland:         Hagerstown                 October 17, 1998                    3,000

            Michigan:         Auburn Hills               November 12, 1998*                  3,763
                              Kalamazoo                  November 23, 1998*                  4,872
                              Saginaw                    October 26, 1998                    4,009

            Missouri:         Joplin                     November 8, 1998*                   3,600

            New York:         Waterloo                   November 23, 1998*                  3,000

                Ohio:         Columbus                   October 15, 1998                    3,500
                              Medina                     November 7, 1998*                   3,200

      South Carolina:         Gaffney                    August 31, 1998                     3,422

           Tennessee:         Johnson City               November 23, 1998*                  3,200

               Texas:         Austin                     November 9, 1998*                   4,194
                              Tyler                      November 23, 1998*                  3,163

           Wisconsin:         Madison                    October 25, 1998                    4,496

* Opened in fourth quarter.

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

Three Months and Nine Months Ended October 31, 1998 Compared to Three Months and Nine Months Ended October 25,
1997

RESULTS OF OPERATIONS

      The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months and nine months ended October 31, 1998 and October 25, 1997.

                                                                        Percentage of Net Sales
                                                 ----------------------------------------------------------------------
                                                      Three Months Ended                      Nine Months Ended
                                                 -----------------------------          -------------------------------
                                                       10/31/98      10/25/97                10/31/98        10/25/97
                                                     ------------- --------------         ---------------- --------------
Net sales                                               100.0%         100.0%                   100.0%         100.0%
Cost of sales                                            50.8           51.8                     51.9           52.5
                                                        -----          -----                    -----          -----
Gross profit                                             49.2           48.2                     48.1           47.5
Other costs and expenses:
         Selling, general and administrative             43.6           42.8                     40.9           41.1
         Interest                                         0.7            0.4                      0.5            0.4
         Depreciation and amortization                    2.0            1.8                      1.9            1.8
         Other, net                                     (0.1)            --                       --           (0.1)
                                                        -----          -----                    -----          -----
Income before income taxes                                3.0            3.2                      4.8            4.3
Provision for income taxes                                1.1            1.2                      1.8            1.6
                                                        -----          -----                    -----          -----
Net income                                                1.9%           2.0%                     3.0%           2.7%
                                                        =====          =====                    =====          =====

      Net sales in the third quarter increased by 4%, or $1.4 million, over the same period last year and reflects the net addition of 18 new stores since October 25, 1997. Comparable store sales decreased 3% and were impacted in part by reduced customer traffic resulting from two major hurricanes and uncertainty about the economy. For the nine-month period, net sales increased by 8%, or $8.1 million over the same period last year. Comparable store sales for the nine months were down 1% due mostly to the opening of the majority of new stores over the last 18 months in existing markets. During the quarter ended October 31, 1998, the Company opened seven new stores. There were 224 total stores in operation as of October 31, 1998, compared to 206 stores at October 25, 1997.

      Cost of sales for the third quarter of fiscal 1999 was 50.8% of net sales compared to 51.8% of net sales for the third quarter last year. This cost reduction as a percentage of net sales was due to taking fewer markdowns as a percentage of net sales and due to higher capitalization of buying and distribution costs in inventory, in part due to lower than expected sales in the quarter. For the nine-month period, cost of sales was 51.9% of net sales compared to 52.5% of net sales last year, and was due to taking fewer markdowns as a percentage of net sales and to greater leverage of central office and distribution center expenses related to buying and processing merchandise.

      Selling, general and administrative expenses in the third quarter of fiscal 1999 were 43.6% of net sales compared to 42.8% of net sales for the third quarter of fiscal 1998. This increase in the quarter as a percentage of sales is mostly attributable to incurring planned rent, advertising and store payroll costs while sales were less than planned. For the nine-month period, selling, general and administrative expenses were 40.9% of net sales versus 41.1% of net sales in the same period last year. This 0.2% of net sales improvement in the nine-month period was due to the leverage the Company experienced in the first six months of the year in fixed expenses and due to increased alteration net income, offset in part by higher rent expenses as a percentage of net sales.

      Interest expense in the third quarter of fiscal 1999 was 0.7% of net sales compared to 0.4% of net sales for the third quarter of fiscal 1998. For the nine-month period, interest expense was 0.5% of net sales compared to 0.4% of net sales last year. These increases are primarily attributable to higher average borrowings this year.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. Through the first nine months of fiscal 1999, the Company opened 18 new S&K stores, closed five stores (two of which were relocations), converted one store to the superstore format and remodeled 16 other stores. In the comparable fiscal 1998 period, the Company opened 18 new stores, closed six stores (three of which were relocations), converted one store to the superstore format and remodeled 14 other stores. Since the end of the fiscal 1999 third quarter, the Company has opened 12 new S&K stores. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations and capital expenditures.

      Operating activities during the first nine months of fiscal years 1999 and 1998 used net cash of $9.5 million and $2.6 million, respectively. This fluctuation is due primarily to reduced accounts payable balances resulting from earlier payments than in the prior year on inventory purchases and due to the timing of inventory purchases associated with new stores.

      Net cash used in investing activities is primarily for the purpose of store expansion and remodelings. Capital expenditures approximated $3.6 million and $4.1 million during the first nine months of fiscal 1999 and 1998, respectively. Expenditures last year were higher primarily due to the purchase of land and construction for an owned superstore location.

      Financing activities for the first nine months of fiscal years 1999 and 1998 provided net cash of $13.0 million and $6.5 million, respectively. Financing activities primarily relate to fluctuations in the borrowing levels under  the  Company's  revolving  credit  agreements  which  have  an  aggregate borrowing capacity of $30.0 million. Additionally, the Company used approximately $395,000 and $766,000 in fiscal years 1999 and 1998, respectively, for the repurchase of its common stock. As of October 31, 1998, the Company had net unused commitments of approximately $14.7 million available under these agreements.

      On November 30, 1998, the Company announced that its Board of Directors approved a discretionary program to repurchase up to $2.5 million worth of shares of the Company's outstanding common stock. The program is to be funded by available cash balances and bank borrowings.

OTHER MATTERS

Year 2000

      Since 1997, the Company has been following a plan designed to ensure that all of its computer systems will be Year 2000 compliant in advance of December 31, 1999. This plan incorporates the Company's mainframe hardware and back office systems, personal computers, point-of-sale equipment, distribution center systems, phone and security systems and other non-critical applications. Ensuring Year 2000 compliance is currently expected to require modifications to existing software costing approximately $100,000, most of which has been spent as of October 31, 1998, and was anticipated within the Company's budget.

      The Company has tested Year 2000 changes as system modifications have been completed and brought on line. The Company expects to have completed (tested and installed) its required internal modifications by January 1999.

      The Year 2000 issue may impact vendors that provide products or services to the Company. The Company has circulated a business partner survey and is in the process of evaluating responses. This survey will assist the Company in assessing its vendors' readiness and enable the Company to prepare appropriate contingency plans.


PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  (27) Financial Data Schedule

            (b) There were no reports  filed on Form 8-K during the three months ended October 31, 1998.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              S & K FAMOUS BRANDS, INC.
                                                    (Registrant)


Date:  December 7, 1998                        /s/ Robert E. Knowles
                                              ------------------------------
                                              Robert E. Knowles
                                              Executive Vice President,
                                              Chief Financial Officer,
                                              Secretary and Treasurer
                                              (Principal Financial Officer)


Date:  December 7, 1998                        /s/ Janet L. Jorgensen
                                              ------------------------------
                                              Janet L. Jorgensen
                                              Vice President and Controller
                                              (Principal Accounting Officer)