Form 10-K405
period 1999-01-30
S&K FAMOUS BRANDS INC
filed 1999-04-12
CIK 723924

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 30, 1999

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

                           Commission File No. 0-11682

                             S&K FAMOUS BRANDS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Virginia                                   54-0845694
  -------------------------------           -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:               (804) 346-2500
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                   Name of each exchange on which registered
----------------------                 -----------------------------------------
        None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.50 par value
                           ---------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes    X      No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 7, 1999, was approximately $14,622,000.

         This figure was calculated by multiplying (i) the mean between the high and low prices for the registrant's common stock on April 7, 1999, as reported by The Nasdaq Stock Market, by (ii) the number of shares of the registrant's common stock not held by the officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is an affiliate of the registrant.

         As of April 7, 1999, 4,798,845 shares of the registrant's Common Stock, $0.50 par value were outstanding.

Documents Incorporated by Reference

The portions of the 1998 Annual Report to Shareholders for the fiscal year ended January 30, 1999, referred to in Part II, are incorporated by reference into
Part II. The portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 19, 1999, referred to in Part III, are incorporated by reference into Part III.

                                     PART I.

Item 1. Business

        (a)    General Development of Business

S&K Famous Brands, Inc. (the "Company") has been in business for 32 years. The Company began operations with one store and as of April 7, 1999 operates 234 stores. The Company was incorporated in Virginia in 1970, as successor to a business established in 1967. As used herein, the term "Company" includes the Company and its predecessors. The Company's corporate headquarters is located at 11100 West Broad Street, Richmond, Virginia; the telephone number is (804) 346-2500. For a discussion of the Company's business and its development during the fiscal year ended January 30, 1999 ("fiscal 1999"), see "Narrative Description of Business."

        (b)    Financial Information about Industry Segments

The Company operates in one segment, the retail sale of men's tailored clothing, furnishings, sportswear and accessories. Accordingly, data with respect to separate industry segments is not applicable and has not been reported herein.

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

As of April 7, 1999 there are 234 stores in 27 states: Virginia, Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, West Virginia and Wisconsin. Except for three locations, all of the S&K stores are located either in strip shopping centers, enclosed shopping malls or outlet centers.

During fiscal 1999, the Company opened 30 new S&K stores, totaling approximately 121,000 square feet, in the following localities:

Alabama:              Foley
Illinois:             Decatur, Moline, Tuscola
Iowa:                 Davenport
Kansas:               Topeka
Kentucky:             Lexington, Louisville
Maryland:             Hagerstown
Michigan:             Auburn Hills, Kalamazoo, Saginaw
Missouri:             Joplin
New York:             Waterloo
Ohio:                 Columbus(1), Medina
Pennsylvania:         Wilkes-Barre
South Carolina:       Anderson,  Gaffney,  Hilton Head, Spartanburg (1)
Tennessee:            Johnson City, Knoxille
Texas:                Austin (2 stores), Ft. Worth, Tyler
Virginia:             Richmond
Wisconsin:            Johnson Creek, Madison

(1) These new stores were relocated from previous locations which were closed:
    Columbus (3,873 sq. ft.) and Spartanburg (3,600 sq. ft.).

In fiscal 1999, the Company closed and relocated two stores. The Company also closed the following six stores, totaling approximately 20,000 square feet, which were at the end of their lease term as they were not meeting the Company's sales and profitability expectations: Williamsburg, Iowa (2,900 sq. ft.), Lawrence, Kansas (3,000 sq. ft.), Slidell, Louisiana (3,600 sq. ft.), Traverse City, Michigan (3,835 sq. ft.), Colonie, New York (3,734 sq. ft.) and Hilton Head, South Carolina (3,000 sq. ft.).

The following table summarizes information concerning store openings and closings during the fiscal years presented:



                                     -------------------------------------------------------
                                                         Fiscal Year Ended
        ------------------------------------------------------------------------------------
        Stores:                        1/30/99     1/31/98    1/25/97    1/27/96   1/28/95

        ------------------------------------------------------------------------------------
        Open at beginning of year            211         194        184       172       154
        Closed during year                     8           9          8         9         4
        Opened during year                    30          26         18        21        22
        ------------------------------------------------------------------------------------
        Open at end of year                  233         211        194       184       172
                                     =======================================================
        Relocations                            2           8          2         0         3
        ------------------------------------------------------------------------------------



During fiscal 2000, the Company plans to open 25 new stores and close 15 under-performing locations. As of April 7, 1999, the Company has opened five new stores (Wichita, Kansas (2 stores); Columbia, South Carolina; and Appleton and Green Bay, Wisconsin) and closed four under-performing stores (Monroe and Port Huron, Michigan; Stroud, Oklahoma and Somerset, Pennsylvania).

Average sales per selling square foot for the stores included in comparable store sales statistics were: $218, $226, $218, $215 and $212, in the fiscal years ended 1999 through 1995, respectively. Other than the general economic and competitive environment, average sales per selling square foot are primarily influenced by three factors: sales levels in existing stores from year to year; an increasing proportion of newer stores which, although profitable, might not have reached sales levels of more mature stores; and an increasing number of additional stores in existing markets, where the Company does not expect sales levels to be as high as in markets in which the Company operates a single store. New stores opened in existing markets may negatively impact existing store sales while increasing total market sales. The number of stores opened in existing markets were 16, 26, 8, 8 and 6, in fiscal years ended 1999 through 1995, respectively.

Merchandise and Marketing
The merchandise offered in the Company's stores features a wide variety of nationally recognized labels from America's leading manufacturers as well as the Company's exclusive, private-labels. This first-quality merchandise is purchased directly from manufacturers or produced to S&K's specifications and sold at prices substantially lower than those regularly charged by department and specialty stores. The Company does not purchase any "seconds" or "irregulars". S&K offers a complete line of men's apparel: suits, sportcoats, furnishings, casual clothing, shoes and accessories. Additionally, the Company offers a custom-order program for the hard-to-fit customer with an emphasis toward the "Big & Tall" market. The Company's "Corporate Casual" collection is sportcoat driven, with a coordinating slack and sportswear focus, and responds to the trend toward relaxed dress codes in the workplace.


S&K's sales associates provide the level and quality of customer service generally found only in exclusive men's clothing stores. These services include providing basic alterations at modest cost, soliciting comments from customers as to their satisfaction with the merchandise and services, maintaining customer files on special preferences, and offering a liberal refund policy for returned merchandise, including a money-back guarantee. S&K also offers a Premier Club for those customers who shop with the Company on a repeat basis. Members of the Premier Club receive periodic mailings throughout the year which usually contain special promotional opportunities, as well as free alterations for the life of garments purchased.

During fiscal 1999, the Company began offering the S&K Premier Charge Card as another payment option and believes this also enhances our customer service. S&K Premier Charge Card sales are conducted through an independent financial institution on a non-recourse basis to the Company. Customers pay no annual fee and may be eligible for special financing arrangements. Additionally, this program allows S&K to communicate regularly with S&K Premier Charge Card customers via their monthly statement.

S&K uses television as its primary advertising medium. Television may be occasionally supplemented by newspaper for certain promotions or special events such as holiday sales or grand openings. The Company uses direct mail for Premier Club promotions and prospective customer mailings. The direct mail programs allow the Company to target Premier Club customers who have been the most responsive and loyal to S&K in the past or potential customers who fit the Company's demographic profile. Baseball Hall of Famer, Johnny Bench, is an advertising and marketing spokesperson for the Company. The S&K customer has been receptive to this association and the Company plans to continue this relationship in fiscal 2000.

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

The Company also uses a number of high quality men's clothing factories which manufacture goods to its specifications for Company-owned labels, such as Tailors Row, Roberto Villini, Johnny Bench, Kilburne & Finch, Deansgate, Club Run, Fenzia and others. The Tailors Row label (as well as Tailors Row Finery), which includes suits, blazers and slacks, offers a 100% worsted wool product with an exceptional level of tailoring and complements the Company's other clothing lines. The Roberto Villini label is carried on suits, sportcoats and dress slacks tailored in Italy from some of the finest Italian fabrics and imported exclusively for S&K, as well as on complementing shirts and ties. The Company's Johnny Bench label was developed to appeal to mainstream America and currently includes suits, sportcoats and slacks. The Kilburne & Finch label is carried on the Company's opening price point, single-breasted suits. The various manufacturing programs enable the Company to better control the quality, selection and depth of its merchandise and supplement apparel purchased from brand name manufacturers.

S&K works diligently to establish and maintain good vendor relationships. The Company purchases merchandise from approximately 175 vendors. Except for one vendor who accounted for approximately 18%, no other vendor exceeded 10% of the Company's purchases in fiscal 1999. S&K does not believe that the loss of any vendor would significantly impact the Company. The Company does not maintain any long-term purchase commitments or arrangements with any supplier and believes that there will be sufficient sources of merchandise to support its expansion plans with no adverse effect on its purchasing practices.

S&K has a basic item replenishment program with certain major suppliers for much of its merchandise to fulfill customers' needs on a timely basis and increase the Company's inventory turnover. Substantially all of the Company's merchandise is received centrally at its 110,000 square foot distribution center in Richmond, Virginia. While the Company does have a program in place to ship direct to the stores from its vendors, most merchandise is sorted, priced (if not pre-ticketed by the vendor) and distributed from the distribution center. S&K's stores within an average 300 mile radius of Richmond receive merchandise once a week with deliveries generally made by the Company's own trucks. Deliveries are made one to two times a week to stores outside this radius using common carriers or package delivery companies. The Company continually enhances and refines its allocation and distribution processes (generally through technology improvements). The Company believes that through these enhancements and the availability of direct vendor shipments to its stores that there is sufficient capacity for receiving, storing and shipping merchandise to support the Company's future expansion plans.

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

All sales are accepted with cash, personal checks or independent credit cards (Visa/Master Card/Discover/S&K Premier Charge Card). The Company assumes no credit risk on credit card purchases but pays a customary percentage of those sales to a credit card processor as a service charge. The Company has a liberal refund policy on returned merchandise.

Information Management and Point-of-Sale System
Inventory records are controlled centrally and updated daily utilizing an automated point-of-sale (POS) system. Each store's POS system is polled nightly by the Company's computerized information system. This system assimilates all data and interfaces with the Company's automated merchandise control, ordering, replenishment and open-to-buy systems. Physical inventories are conducted in every store on average twice a year to verify and enhance the accuracy of the merchandise information system. Additionally, the store managers provide daily information to the central office where it is subjected to various sales, cash and inventory audit procedures.

All stores have a POS system which includes the following features: automatic price lookup, the ability to scan barcoded merchandise price tickets, the ability to send and receive electronic mail, the ability to capture Premiere Club purchase activity and store productivity reporting capabilities. As of January 30, 1999, approximately 40% of the stores were using a new customized POS system which facilitates enhanced and expanded customer tracking, employee productivity reporting and automated point of sale markdowns, as well as several new modules which include a merchandise locator service, alterations and manpower scheduling. The Company continues to closely monitor the results in these stores and works closely with the vendor to further enhance the software. The Company expects to convert the balance of its stores to this system by November 1999. The total project is estimated to require a capital outlay of approximately $2.0 million.

In fiscal 1998, the Company formalized a plan designed to ensure that all of its computer systems will be Year 2000 compliant in advance of December 31, 1999. The Vice President - Management Information Systems updates the Company's MIS Steering Committee monthly on the progress made. This plan incorporates the Company's mainframe hardware and back office systems, personal computers, point-of-sale equipment, distribution center systems, phone and security systems and other non-critical applications. Required internal modifications have been tested and installation completed in fiscal 1999 at a cost of less than $100,000. The Company is currently in the process of evaluating business partner surveys which address their Year 2000 readiness. If it is determined that a significant vendor will not be Year 2000 ready, the Company will develop appropriate contingency plans which could include alternative suppliers, as well as establishing back-up processes.

Store Expansion
The Company plans to continue its policy of pursuing suitable locations and opening new stores when attractive opportunities are presented. The general plan for expansion is to increase sales and market share through the development of additional store locations in both existing and new markets, subject to favorable economic conditions.

The Company is currently seeking new S&K store locations in the eastern half of the United States. The criteria used in selecting sites for new stores include the geographic locations and the demographics and psychographics of the surrounding area. Based on S&K's research, the Company locates its stores in areas that appear most likely to be receptive to the Company's retailing strategy. These store sites could be in regional shopping malls or strip shopping centers generally located near a regional mall, or in outlet centers. In selecting an appropriate store site, the Company considers the principal anchor stores, tenant mix and the positioning of the Company's site within that center or mall.

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

The Company currently has three formats: approximately 50% of the stores are considered to be traditional stores, 27% are outlets and 23% are superstores. The 3,900 square foot traditional S&K store provides a specialty store setting and is generally located in or near regional malls in mid-size markets. The 3,500 square foot outlet store is located within outlet centers and is designed to attract the bargain shopper. The 4,500-6,500 square foot superstore carries a much broader merchandise assortment, especially in tailored clothing. The larger format also enables the Company to use "shop concepts" within the store, i.e. - formal shop, Italian shop, Big & Tall shop, shoes, etc., as well as attractively display its "Corporate Casual" collection.

Seasonality
The Company's business is highly seasonal, with peak sales periods occurring during the fourth fiscal quarter, which includes the Christmas season. The fourth fiscal quarter generally accounts for approximately 30-33% of the Company's net sales and 45-50% of its net earnings for a fiscal year.

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

Employees
As of January 30, 1999, the Company had approximately 1,945 employees, more than half of whom worked part-time. A number of part-time employees are usually added during the Christmas holiday season. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

Information Regarding Forward-Looking Statements
The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Company statements that are not historical facts, including statements about management's expectations for fiscal year 2000 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

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

        (d) uncertainties associated with the Year 2000 issue, including the possibility that failures may occur in the Company's systems and those of its vendors.;

        (e) changes in the availability of acceptable terms of appropriate real estate locations for expansion;

        (f) the presence or absence of new products or product features in the merchandise categories the Company sells and changes in the Company's actual merchandise sales mix, including the trend toward corporate casual attire;

        (g) changes in availability of or access to both domestic and foreign sources of merchandise inventory at acceptable costs;

        (h) the ability to maintain an effective leadership team in a dynamic environment of changes in the cost or availability of a suitable work force to manage and support the Company's service-driven operating strategy;

        (i) changes in production or distribution costs of the Company's advertising;

        (j)    unusual weather patterns.

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

Item 2.  Properties

As of April 7, 1999 all but one of the Company's 234 stores are leased. The Company owns one superstore which opened in March 1998. With the exception of three locations, all the stores are located in strip shopping centers, enclosed malls, or outlet centers. The square footage of the stores varies with store format. The traditional S&K store generally ranges in size from approximately 3,500 to 4,500 square feet, the outlet stores from 3,000 to 4,000 square feet and the superstores from 4,500 to 6,500 square feet. All stores are located in close proximity to population centers, department stores and other retail operations and are often situated near a major highway or thoroughfare.

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

The company closed eight S&K stores in fiscal 1999 (two of which were relocations): Williamsburg, Iowa; Lawrence, Kansas; Slidell, Louisiana; Traverse City, Michigan; Colonie, New York; Columbus, Ohio; and Hilton Head and Spartanburg, South Carolina.

As of April 7, 1999, the Company operated 234 stores in 27 states. The following chart shows the number of current locations by state.

                                                         Number of stores
        Virginia  ........................................        26
        Alabama ..........................................        11
        Arkansas  ........................................         4
        Florida  .........................................        19
        Georgia   ........................................         9
        Illinois  ........................................         9
        Indiana  .........................................        12
        Iowa  ............................................         2
        Kansas............................................         3
        Kentucky  ........................................         4
        Louisiana  .......................................         5
        Maryland..........................................         1
        Maine  ...........................................         2
        Michigan  ........................................        12
        Mississippi  .....................................         1
        Missouri .........................................         3
        New Jersey  ......................................         1
        New York  ........................................        16
        North Carolina  ..................................        23
        Ohio  ............................................        12
        Oklahoma  ........................................         2
        Pennsylvania  ....................................         9
        South Carolina  ..................................        13
        Tennessee   ......................................        16
        Texas  ...........................................         9
        West Virginia  ...................................         3
        Wisconsin  .......................................         7
                                                               -----
        Total  ...........................................       234
                                                               =====

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company who serve at the discretion of the Board of Directors are as follows:

Stuart C. Siegel, 56, is Chairman of the Board of Directors of the Company, and is Chief Executive Officer.

Donald W. Colbert, 49, is President and Chief Operating Officer and is a director of the Company.

Robert E. Knowles, 49, is Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Knowles is a Certified Public Accountant.

Robert J. Taphorn, 53, is Executive Vice President in charge of merchandising and distribution.

Weldon J. Wirick, III, 48, is Senior Vice President--Operations.

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

Please see page 15 of the 1998 Annual Report to Shareholders under the caption "Price Ranges of Common Shares," which is incorporated herein by reference.

During the fiscal year ended January 30, 1999, the registrant contributed 4,885 shares of its common stock to the S&K Famous Brands Employees' Profit Sharing/Savings Plan. The contribution was exempt from registration pursuant to section 3 (a) 2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the registrant's securities.

Item 6.    Selected Financial Data

Please see page 6 of the 1998 Annual Report to Shareholders under the caption "Five-Year Summary of Selected Financial Data," which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Please see pages 7 - 8 of the 1998 Annual Report to Shareholders under the caption "Management's Discussion and Financial Review," which is incorporated herein by reference.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Please see page 8 of the 1998 Annual Report to Shareholders under the caption "Interest Rate Risk," which is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

Please see Part IV, Item 14 (a) 1., captioned "Financial Statements," for a list of financial statements which are incorporated herein by reference from the 1998 Annual Report to Shareholders.

Please see page 12 of the 1998 Annual Report to Shareholders under the caption "Quarterly Financial Data (unaudited)," which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

Please see page 3 of the registrant's definitive Proxy Statement under the caption "Information Regarding Nominees", for information concerning directors, which is incorporated herein by reference.

Please see section entitled "Executive Officers of the Registrant" in Part I of this report for information concerning executive officers.

Item 11. Executive Compensation

Please see pages 5-6 and page 10 of the registrant's definitive Proxy Statement under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and page 4 of the registrant's definitive Proxy Statement under the caption "Directors' Compensation," which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Please see pages 1-2 of the registrant's definitive Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Please see pages 3-4 and pages 7-8 of the registrant's definitive Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Stock Purchase Loan Plan" which are incorporated herein by reference.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K (a)
           Documents filed as part of this report:
                                                                                     Page in
                                                                                   Annual Report
                                                                                   -------------
               1.  Financial Statements:
                   The following financial statements of S&K Famous Brands, Inc.
                   and report of independent accountants, included in the
                   registrant's 1998 Annual Report to Shareholders are
                   incorporated by reference in Item 8:

                   Statements of Income for the fiscal years ended January 30,
                   1999, January 31, 1998 and January 25, 1997.                           9

                   Statements of Changes in Shareholders' Equity for the fiscal years ended January 30, 1999, January 31, 1998 and January
                   25, 1997.                                                              9

                   Balance Sheets at January 30, 1999 and January 31, 1998.              10

                   Statements of Cash Flows for the fiscal years ended January
                   30, 1999, January 31, 1998 and January 25, 1997.                      11

                   Notes to Financial Statements                                       12 - 15

                   Report of Independent Accountants                                     15

               2.  Financial Statement Schedules:

                   None.

               3.  Exhibits required to be filed by Item 601 of Regulation S-K:

                   See INDEX TO EXHIBITS

     (b) Reports on Form 8-K filed during the last quarter of the year ended January 30, 1999.

                   A Current Report on Form 8-K dated November 30, 1998 was filed with the Securities & Exchange Commission on December 1, 1998 to discuss under Item 5, the registrant's Stock Buyback Program.

Except for the information referred to in Items 5, 6, 7, 7(a), 8 and 14(a) 1. hereof, the 1998 Annual Report to Shareholders for the fiscal year ended January 30, 1999 shall not be deemed to be filed pursuant to the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                             S&K FAMOUS BRANDS, INC.






Date:  April 12, 1999         /s/ Stuart C. Siegel
                              -------------------------------------------------------------
                              STUART C. SIEGEL
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)



Date:  April 12, 1999         /s/ Robert E. Knowles
                              -------------------------------------------------------------
                              ROBERT E. KNOWLES
                              Executive Vice President, Chief Financial Officer, Secretary
                              and Treasurer (Principal Financial Officer)



Date:  April 12, 1999         /s/ Janet L. Jorgensen
                              -------------------------------------------------------------
                              JANET L. JORGENSEN
                              Vice President - Controller
                              (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.







Date:  April 12, 1999         /s Stuart C. Siegel
                              -----------------------------------------------------------------
                              STUART C. SIEGEL, Chairman of the Board of Directors



Date:  April 12, 1999         /s/ Robert L. Burrus, Jr.
                              -----------------------------------------------------------------
                              ROBERT L. BURRUS, JR., Director



Date:  April 12, 1999         /s/ Donald W. Colbert
                              ------------------------------------------------------------------
                              DONALD W. COLBERT, President and Chief Operating Officer, Director



Date:  April 12, 1999         /s/ Selwyn S. Herson
                              ------------------------------------------------------------------
                              SELWYN S. HERSON, Director



Date:  April 12, 1999         /s/ Andrew M. Lewis
                              ------------------------------------------------------------------
                              ANDREW M. LEWIS, Director



Date:  April 12, 1999         /s/ Steven A. Markel
                              ------------------------------------------------------------------
                              STEVEN A. MARKEL, Director



Date:  April 12, 1999         /s/ Troy A. Peery, Jr.
                              ------------------------------------------------------------------
                              TROY A. PEERY, JR., Director



Date:  April 12, 1999         /s/ Marshall B. Wishnack
                              ------------------------------------------------------------------
                              MARSHALL B. WISHNACK, Director


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

    *   b.     Deferred compensation agreements dated February 1, 1988, between registrant and the following officers of the registrant: Stuart
               C. Siegel, Donald W. Colbert, Robert E. Knowles, Weldon J.
               Wirick, III, and James D. Moore, Jr. filed as Exhibit 19(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended
               April 30, 1988 (File #0-11682), are expressly incorporated herein by this reference.

    *   c.     1983 Stock Option Plan as amended on May 28, 1987, filed as
               Exhibit 10(c) to registrant's Annual Report on Form 10-K for the year ended January 30, 1988 (File #0-11682), is expressly incorporated herein by this reference.

    *   d.     Executive Split Dollar Life Insurance Plan and Executive Split
               Dollar Life Insurance Agreement, dated May 1, 1990, between registrant and Stuart C. Siegel with a schedule of other participants and their respective coverage amounts, filed as
               Exhibit 10(e) to registrant's Annual Report on Form 10-K for the year ended January 30, 1993 (File #0-11682), are expressly incorporated herein by this reference.

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

    *   g.     Amendment to 1991 Stock Option Plan, filed as Exhibit 10(g) to registrant's Annual Report on form 10-K for the year ended
               January 31, 1998 (file #0-11682), is expressly incorporated herein by this reference.

    *   h.     Stock Purchase Loan Plan filed as Exhibit A to the registrant's definitive proxy statement for the Annual Meeting of Shareholders held on May 25, 1995 (file #0-11682) is expressly incorporated herein by this reference.

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

        a. Registrant's 1998 Annual Report to its Shareholders for the fiscal year ended January 30, 1999.

(23)    Consents of Experts and Counsel

        a.     Consent of Independent Accountants

(27)    Financial Data Schedule

* Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.