Form 10-Q
period 1999-05-01
S&K FAMOUS BRANDS INC
filed 1999-06-02
CIK 723924

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                   For the quarterly period ended May 1, 1999



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

Yes____X____  No ________

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 1, 1999.


                4,773,433 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                                             S & K FAMOUS BRANDS, INC.
                                               Statements of Income
                                     (in thousands, except per share amounts)
                                                    (unaudited)

                                                                                     Three Months Ended
                                                                                ------------------------------
                                                                                   May 1,           May 2,
                                                                                    1999             1998
                                                                                -------------    -------------
    Net sales                                                                       $ 39,799         $ 37,109
    Cost of sales                                                                     20,512           19,318
                                                                                -------------    -------------
    Gross profit                                                                      19,287           17,791
    Other costs and expenses:
         Selling, general and administrative                                          16,049           14,512
         Interest                                                                        215              108
         Depreciation and amortization                                                   729              651
         Other, net                                                                       (4)              (3)
                                                                                -------------    -------------

    Income before income taxes                                                         2,298            2,523
    Provision for income taxes                                                           873              959
                                                                                -------------    -------------

    Net income                                                                      $  1,425         $  1,564
                                                                                =============    =============
    Net income per common share:
         Basic                                                                      $   0.30         $   0.31
                                                                                =============    =============
         Diluted                                                                    $   0.30         $   0.30
                                                                                =============    =============
    Weighted average common shares outstanding - basic                                 4,779            5,028
                                                                                =============    =============

    Weighted average common shares outstanding including
    dilutive potential common shares                                                   4,800            5,138
                                                                                =============    =============

       See notes to financial statements.

                                             S & K FAMOUS BRANDS, INC.
                                                  Balance Sheets
                                     (In thousands, except per share amounts)
                                                    (unaudited)

                                                                         May 1,              May 2,            January 30,
                                                                          1999                1998                1999
                                                                        --------            --------            --------
Assets
 Current assets:
  Cash                                                                  $    430            $    411            $    547
  Accounts receivable                                                        261                 636                 862
  Merchandise inventories                                                 61,122              53,282              50,779
  Other current assets                                                     3,224               2,064               3,286
                                                                        --------            --------            --------
     Total current assets                                                 65,037              56,393              55,474

Property and equipment, at cost:
  Land and buildings                                                       7,229               7,174               7,229
  Furniture, fixtures and equipment                                       14,872              13,225              14,550
  Leasehold improvements                                                  16,138              14,352              15,699
                                                                        --------            --------            --------
                                                                          38,239              34,751              37,478
  Less:  Accumulated depreciation and amortization                        18,111              16,214              17,765
                                                                        --------            --------            --------
                                                                          20,128              18,537              19,713

Other assets                                                               4,252               3,497               4,109
                                                                        --------            --------            --------
                                                                        $ 89,417            $ 78,427            $ 79,296
                                                                        ========            ========            ========
Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term debt                                  $    180            $    180            $    180
  Accounts payable                                                        10,823               9,989               6,345
  Accrued expenses:
  Compensation-related items                                               1,662               1,445               1,599
  Current and deferred income taxes                                          775                 877                 624
  Other current liabilities                                                1,778               1,760               1,705
                                                                        --------            --------            --------
          Total current liabilities                                       15,218              14,251              10,453
Industrial Development Revenue Bond                                        1,755               1,935               1,800
Long-term debt                                                            18,106               9,233              11,707
Deferred income taxes                                                      1,650               1,476               1,619
Commitments
Shareholders' equity:
  Preferred stock, $1 par value; authorized shares, 500;
     issued and outstanding shares, none
  Common stock, $.50 par value, authorized shares,
     10,000; issued and outstanding shares, 4,773,
     5,055 and 4,874, respectively                                         2,387               2,527               2,437
  Capital in excess of par value                                           4,893               7,528               5,819
  Notes receivable--Stock Purchase Loan Plan                              (2,599)             (1,184)             (1,122)
  Retained earnings                                                       48,007              42,661              46,583
                                                                        --------            --------            --------
                                                                          52,688              51,532              53,717
                                                                        --------            --------            --------
                                                                        $ 89,417            $ 78,427            $ 79,296
                                                                        ========            ========            ========

   See notes to financial statements.


                                             S & K FAMOUS BRANDS, INC.
                                             Statements of Cash Flows
                                            Increase (Decrease) in Cash
                                                  (in thousands)
                                                    (unaudited)

                                                                                       Three Months Ended
                                                                                  ------------------------------
                                                                                   May 1,                May 2,
                                                                                    1999                  1998
                                                                                  --------              --------
Cash flows from operating activities:
   Net income                                                                     $  1,425              $  1,564
   Adjustments to reconcile net income to net cash
      used for operating activities:
         Depreciation and amortization                                                 836                   756
         Loss on property dispositions, net                                             55                    45
         Other                                                                          16                    22
         Changes in assets and liabilities:
            Accounts receivable                                                        601                   (82)
            Inventories                                                            (10,343)               (9,386)
            Other current assets                                                        62                 1,106
            Other assets                                                              (143)                  (97)
            Accounts payable and accrued expenses                                    4,716                 1,237
            Income taxes and deferred income taxes                                     182                   170
                                                                                  --------              --------
   Net cash used for operating activities                                           (2,593)               (4,665)
                                                                                  --------              --------
Cash flows from investing activities:
   Capital expenditures                                                             (1,306)               (1,505)
                                                                                  --------              --------
Cash flows from financing activities:
   Net borrowings under revolving bank lines of credit                               6,383                 5,888
   Proceeds from exercise of stock options                                               0                    27
   Principal paydown on Stock Purchase Loan Plan                                         0                   118
   Reduction of long-term debt                                                         (45)                  (45)
   Repurchase of common stock                                                       (2,556)                    0
                                                                                  --------              --------
   Net cash provided by financing activities                                         3,782                 5,988
                                                                                  --------              --------
Net decrease in cash                                                                  (117)                 (182)
Cash at beginning of period                                                            547                   593
                                                                                  --------              --------
Cash at end of period                                                             $    430              $    411
                                                                                  ========              ========
Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                                                    $    212              $    107
      Income taxes                                                                     690                   842



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

C.    Expansion

      Since January 30, 1999, the Company has opened nine new stores totaling approximately 37,700 square feet.

              S & K Store Locations                            Date Opened                    Square Footage
--------------------------------------------------    ------------------------------    ----------------------------
Kansas:                Wichita --Town East Square            March 24, 1999                        4,813
                               --Town West Square            March 24, 1999                        2,900

Ohio:                  Columbus *                            May 21, 1999                          5,000
                       Huber Heights *                       May 21, 1999                          5,000

South Carolina:        Columbia                              March 1, 1999                         4,261

Tennessee:             Kingsport                             May 1, 1999                           4,064

Texas:                 Longview                              April 28, 1999                        3,722

Wisconsin:             Appleton                              March 2, 1999                         4,500
                       Green Bay                             March 30, 1999                        3,449

       * Stores opened in the second quarter

Since the beginning of the year, the Company has closed five under-performing stores in Somerset, Pennsylvania (2,820 square feet); Stroud, Oklahoma (3,000); Monroe, Michigan (3,605); Port Huron, Michigan (3,000) and one of its three stores in Raleigh, North Carolina (4,000). These stores had not met the Company's sales and profitability expectations.

Item 2.  MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

      The statements contained in this quarterly report that are not historical facts, including statements about management's expectations for fiscal 2000 and beyond, may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K.

Three Months Ended May 1, 1999 Compared to Three Months Ended May 2, 1998

RESULTS OF OPERATIONS

      The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months ended May 1, 1999 and May 2, 1998.

                                                    Percentage of Net Sales
                                                  ---------------------------
                                                      Three Months Ended
                                                  ---------------------------
                                                    5/1/99           5/2/98
                                                  ----------       ----------
Net sales.....................................       100.0%           100.0%
Cost of sales.................................        51.5             52.1
                                                  --------         --------
Gross profit..................................        48.5             47.9
Other costs and expenses:
     Selling, general and administrative......        40.3             39.1
     Interest.................................         0.6              0.3
     Depreciation and amortization............         1.8              1.7
     Other, net...............................         --               --
                                                  --------         --------
Income before income taxes....................         5.8              6.8

Provision for income taxes....................         2.2              2.6
                                                  --------         --------
Net income....................................         3.6%             4.2%
                                                  ========         ========

      Net sales in the first quarter of fiscal 2000 increased 7%, or $2.7 million, over the same period last year, and reflects the net addition of 22 new stores. Comparable store sales were down 1% due primarily to weaker than planned customer traffic in April, 1999, and in part to the opening of new stores in existing markets. During the first quarter the Company opened seven new stores and closed four locations which had not met sales and profitability expectations. There were 236 stores in operation as of May 1, 1999, compared to 214 stores at May 1, 1998.

      Cost of sales in the first quarter of fiscal 2000 was 51.5% of net sales compared to 52.1% of net sales for the same period last year. This 0.6% of net sales reduction was primarily due to the higher capitalization of buying and occupancy costs in inventory.

      Selling, general and administrative expenses in the first quarter of fiscal 2000 were 40.3% of net sales compared to 39.1% of net sales in the previous year. This 1.2% of net sales increase was due primarily to incurring planned store payroll and rent costs while sales were less than planned.

      Interest expense in the first quarter of fiscal 2000 was 0.6% of net sales compared to 0.3% of net sales last year due primarily to higher borrowing levels. Approximately half of the Company's increased borrowings was the result of the Company's stock buy-back program and the balance of the increase relates to inventory purchases and capital expenditures for the 22 net new stores.

      Net income was $1.4 million ($0.30 per diluted share) and $1.6 million ($0.30 per diluted share) for the first quarter of fiscal 2000 and 1999 respectively. Diluted earnings per share remained constant as a result of the reduced number of weighted average shares outstanding which was attributable to the Company's stock buyback program.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. The Company plans to open 20 - 25 new stores in fiscal 2000, expects to close approximately fifteen under-performing stores, while also remodeling several others. During the three months ended May 1, 1999, the Company opened seven new stores and closed four. The Company also expects to continue to repurchase the Company's common stock in the open market. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations, capital expenditures and stock repurchase initiatives.

      Operating activities used net cash of $2.6 million and $4.7 million during the first quarter of fiscal 2000 and 1999, respectively. This fluctuation was primarily attributable to improved payment terms on inventory purchases this year versus last year, which resulted in higher payables at May 1, 1999 compared to May 2, 1998.

      Net cash used for investing activities was primarily for the purpose of store expansion and remodeling, as well as point of sale (POS) register purchases. Capital expenditures for the first quarter of fiscal 2000 and 1999 approximated $1.3 million and $1.5 million, respectively. In the first quarter of fiscal 2000 the Company opened seven new stores, converted one store to its superstore format and converted approximately 55 stores to its new POS register. During the first quarter of the prior year, the Company opened six new stores, converted one to its superstore format, remodeled three stores and converted approximately ten stores to its new POS register.

      Financing activities for the first quarter of fiscal 2000 and 1999 provided net cash of approximately $3.8 million and $6.0 million, respectively. Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements. During the first quarter of fiscal 2000, the Company used approximately $2.6 million for the repurchase of 286,000 shares of its common stock. The Company's revolving credit agreements with two banks aggregate $30.0 million. As of May 1, 1999, the Company had net unused commitments of approximately $13.3 million under the agreements.

PART II.  OTHER INFORMATION

Item 2.       Changes in Securities

(c) During the quarter ended May 1, 1999, the Company contributed 9,588 shares of its common stock to the S&K Famous Brands Employees' Profit Sharing/Savings Plan. The contribution was exempt from registration pursuant to section 3 (a) 2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the Company's securities.

Item 3.       Quantitative and Qualitative Disclosures on Market Risk

              During the first three months of fiscal 2000 there were no material changes in the Company's market risk exposure or in management strategy as stated in the Company's 1998 Annual Report.

Item 4.       Submission of  Matters to a Vote of Security Holders

(a)           The annual meeting of the Company's  shareholders  was held on May
              19, 1999.

(b) & (c)     At the annual meeting,  the shareholders  elected eight directors, approved the Company's 1999 Stock Incentive Plan and ratified the selection of independent accountants. The results of the voting were as follows:

              Election of Directors

                         Director                    For              Withheld
              ---------------------------      ----------------     ------------
              Stuart C. Siegel                    4,406,790            10,549
              Robert L. Burrus, Jr.               4,401,690            15,649
              Donald W. Colbert                   4,406,606            10,733
              Selwyn S. Herson                    4,405,490            11,849
              Andrew M. Lewis, Ph.D.              4,404,928            12,411
              Steven A. Markel                    4,405,790            11,549
              Troy A. Peery, Jr.                  4,404,190            13,149
              Marshall B. Wishnack                4,405,590            11,749


              Approval of 1999 Stock Incentive Plan

                     For                  Against                Abstain
              ------------------       --------------           -----------
                  3,443,153               692,545                 7,896


              Ratification   of   PricewaterhouseCoopers   LLP  as   Independent
              Accountants

                     For                  Against                Abstain
              ------------------       --------------           -----------
                  4,409,116                3,095                  5,128

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           (4)a Modification letter dated March 17, 1999 to the Credit Agreement dated March 10, 1994 and the subsequent Amendment to the Credit Agreement dated April 30, 1997, between the registrant and Crestar Bank.

           (4)b    First  Amendment  to Amended and  Restated  Credit  Agreement
                   dated April 2, 1999 between registrant and First Union National Bank as successor-in-interest to Signet Bank/Virginia.

           (27)    Financial Data Schedule

(b) There were no reports filed on Form 8-K during the three months ended May 1, 1999.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             S & K FAMOUS BRANDS, INC.
                                                   (Registrant)



Date:  June 1, 1999                          /s/ Robert E. Knowles
                                             --------------------------------

                                             Robert E. Knowles
                                             Executive Vice President,
                                             Chief Financial Officer,
                                             Secretary and Treasurer
                                             (Principal Financial Officer)


Date:  June 1, 1999                          /s/ Janet L. Jorgensen
                                             --------------------------------
                                             Janet L. Jorgensen
                                             Vice President and Controller
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)