Form 10-Q
period 1999-07-31
S&K FAMOUS BRANDS INC
filed 1999-09-08
CIK 723924

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

                           Commission File No. 0-11682

                            S & K FAMOUS BRANDS, INC.
 ................................................................................
             (Exact name of registrant as specified in its charter)

                Virginia                                    54-0845694
 .........................................          .............................
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
 ................................................................................
                    (Address of principal executive offices)

Registrant's telephone number, including area code:     (804) 346-2500
                                                    ............................


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

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 1999.

                4,694,933 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                                               S & K FAMOUS BRANDS, INC.
                                                  Statements of Income
                                        (In thousands, except per share amounts)
                                                      (unaudited)



                                                            Three Months Ended                  Six Months Ended
                                                            ------------------                  ----------------
                                                        July 31,          August 1,        July 31,          August 1,
                                                          1999              1998             1999              1998
                                                       ----------        ----------       ----------        ----------
Net sales........................................      $   35,667        $   33,852       $   75,466        $   70,961

Cost of sales ...................................          18,833            17,872           39,345            37,189
                                                       ----------        ----------       ----------        ----------
Gross profit ....................................          16,834            15,980           36,121            33,772

Other costs and expenses:
   Selling, general and administrative ..........          15,201            13,588           31,250            28,100
   Interest......................................             287               186              502               295
   Depreciation and amortization ................             760               688            1,489             1,340
   Other, net ...................................             (16)              (38)             (20)              (41)
                                                       ----------        ----------       ----------        ----------

Income before income taxes ......................             602             1,556            2,900             4,078
Provision for income taxes ......................             229               591            1,102             1,550
                                                       ----------        ----------       ----------        ----------
Net income ......................................      $      373        $      965       $    1,798        $    2,528
                                                       ==========        ==========       ==========        ==========

Net income per common share:

   Basic.........................................      $     0.08        $     0.19       $     0.38        $     0.50
                                                       ==========        ==========       ==========        ==========
                                                                                          $                 $
   Diluted.......................................      $     0.08        $     0.19             0.38              0.49
                                                       ==========        ==========       ==========        ==========

Weighted average common shares
   outstanding - basic...........................           4,747             5,076            4,763             5,052
                                                       ==========        ==========       ==========        ==========

Weighted average common shares outstanding
   including dilutive potential common shares....           4,766             5,181            4,780             5,160
                                                       ==========        ==========       ==========        ==========

See Notes to Financial Statements.


                                              S & K FAMOUS BRANDS, INC.
                                                   Balance Sheets
                                      (In thousands, except per share amounts)
                                                     (unaudited)


                                                                 July 31,          August 1,          January 30,
                                                                   1999              1998                 1999
                                                                ------------      -----------        --------------
Assets
Current assets:
  Cash..............................................            $        535      $       482        $          547
  Accounts receivable...............................                     353              399                   862
  Merchandise inventories...........................                  53,056           48,382                50,779
  Prepaid income taxes..............................                     705              421                    --
  Other current assets..............................                   3,550            2,288                 3,286
                                                                ------------      -----------        --------------
                 Total current assets...............                  58,199           51,972                55,474

Property and equipment, at cost:
   Land and buildings...............................                   7,237            7,250                 7,229
   Furniture, fixtures and equipment ...............                  15,496           13,710                14,550
   Leasehold improvements...........................                  16,447           14,540                15,699
                                                                ------------      -----------        --------------
                                                                      39,180           35,500                37,478
   Less:  Accumulated depreciation and amortization.                  18,634           16,776                17,765
                                                                ------------      -----------        --------------
                                                                      20,546           18,724                19,713

Other assets .......................................                   4,483            3,660                 4,109
                                                                ------------      -----------        --------------
                                                                $     83,228      $    74,356        $       79,296
                                                                ============      ===========        ==============

Liabilities and Shareholders' Equity

Current liabilities:
   Current maturities of long-term debt ............            $        180      $       180        $          180
   Accounts payable ................................                   4,905            4,130                 6,345
   Accrued expenses:
       Accrued compensation and related items.......                     735            1,014                 1,599
       Current and deferred income taxes............                      --               --                   624
       Other current liabilities....................                   1,734            1,601                 1,705
                                                                ------------      -----------        --------------
              Total current liabilities.............                   7,554            6,925                10,453

Industrial Development Revenue Bond.................                   1,710            1,890                 1,800
Long-term debt......................................                  19,915           11,374                11,707
Deferred income taxes...............................                   1,649            1,542                 1,619

Commitments
Shareholders' equity:
    Preferred stock, $1 par value; authorized shares,
      500; issued outstanding shares, none..........
    Common stock, $.50 par value, authorized shares,
      10,000; issued and outstanding shares, 4,695,
      5,074 and 4,874, respectively.................                   2,347            2,537                 2,437
    Capital in excess of par value..................                   4,209            7,634                 5,819
   Notes receivable--Stock Purchase Loan Plan.......                  (2,537)          (1,171)               (1,122)
    Retained earnings...............................                  48,381           43,625                46,583
                                                                ------------      -----------        --------------
                                                                      52,400           52,625                53,717
                                                                ------------      -----------        --------------
                                                                $     83,228      $    74,356        $       79,296
                                                                ============      ===========        ==============

   See Notes to Financial Statements.


                                             S & K FAMOUS BRANDS, INC.
                                             Statements of Cash Flows
                                            Increase (Decrease) in Cash
                                                  (in thousands)
                                                    (unaudited)


                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                 July 31,             August 1,
                                                                                   1999                 1998
                                                                             --------------        --------------
Cash flows from operating activities:
    Net income.......................................................        $        1,798        $        2,528
    Adjustments to reconcile net income to net cash
      used for operating activities:
        Depreciation and amortization................................                 1,702                 1,550
        Loss on property dispositions, net...........................                    88                    54
        Other .......................................................                    31                    45
        Changes in assets and liabilities:
           Accounts receivable.......................................                   509                   155
           Inventories...............................................                (2,277)               (4,486)
           Other current assets......................................                  (264)                  882
           Other assets..............................................                  (374)                 (260)
           Accounts payable and accrued expenses.....................                (2,147)               (5,199)
           Income taxes and deferred income taxes....................                (1,299)                 (892)
                                                                             --------------        --------------
    Net cash used for operating activities...........................                (2,233)               (5,623)
                                                                             --------------        --------------
Cash flows from investing activities:
   Capital expenditures..............................................                (2,623)               (2,495)
                                                                             --------------        --------------
Cash flows from financing activities:
   Net borrowings under revolving bank lines of credit...............                 8,177                 8,006
   Proceeds from exercise of stock options...........................                    --                   234
   Principal paydown on Stock Purchase Loan Plan.....................                    36                   118
   Reduction of long-term debt.......................................                   (90)                  (90)
   Repurchase of common stock........................................                (3,279)                 (261)
                                                                             --------------        --------------
   Net cash provided by financing activities.........................                 4,844                 8,007
                                                                             --------------        --------------
Net decrease in cash.................................................                   (12)                 (111)
Cash at beginning of period..........................................                   547                   593
                                                                             --------------        --------------
Cash at end of period................................................        $          535        $          482
                                                                             ==============        ==============

Supplemental cash flow information:
   Cash paid during the period for:
      Interest.......................................................        $          462        $          261
      Income taxes...................................................                 2,400                 2,512


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

C.    Expansion

      Since the end of the first quarter, the Company has opened three new stores totaling approximately 14,000 square feet.

        S&K Store Locations               Date Opened            Square Footage
        -------------------               -----------            --------------
      Ohio:        Columbus               May 21, 1999                5,000
                   Huber Heights          May 21, 1999                5,000

      Virginia:    Lynchburg            August 3, 1999                4,135

Since January 30, 1999 the Company has opened a total of ten new stores totaling approximately 52,000 square feet.

         During the second quarter, the Company closed four under-performing stores: Terrell, Texas (3,000 square feet); Martinsburg, West Virginia (3,580); one of its stores in Raleigh, North Carolina (4,000) and one of its stores in Nashville, Tennessee (4,000). These stores had not met the Company's sales and profitability expectations. In addition, the Company relocated a store in Lynchburg, Virginia (3,150). Year-to-date, the Company has closed nine stores.

Item 2.     MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

      The statements contained in this quarterly report that are not historical facts, including statements about management's expectation for fiscal 2000 and beyond, may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K.


Three Months and Six Months Ended July 31, 1999 Compared to Three Months and Six Months Ended August 1, 1998.


RESULTS OF OPERATIONS

      The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months and six months ended July 31, 1999 and August 1, 1998.

                                                                                 Percentage of Net Sales
                                                                  ----------------------------------------------------------
                                                                     Three Months Ended               Six Months Ended
                                                                  -------------------------       --------------------------
                                                                  7/31/99         08/01/98        7/31/99           08/01/98
                                                                  -------         --------        -------           --------
          Net sales........................................        100.0 %          100.0 %        100.0 %            100.0 %
          Cost of sales....................................         52.8             52.8           52.1               52.4
                                                                  -------         --------        -------           --------
          Gross profit.....................................         47.2             47.2           47.9               47.6
          Other costs and expenses:
             Selling, general and administrative...........         42.6             40.1           41.4               39.6
             Interest......................................          0.8              0.6            0.7                0.4
             Depreciation and amortization.................          2.1              2.0            2.0                1.9
             Other, net....................................           --             (0.1)            --                 --
                                                                  -------         --------        -------           --------
          Income before incomes taxes......................          1.7              4.6            3.8                5.7
          Provision for income taxes.......................          0.6              1.8            1.4                2.2
                                                                  -------         --------        -------           --------
          Net income.......................................          1.1 %            2.8 %          2.4 %              3.5 %
                                                                  =======         ========        =======           ========

      Net sales in the second quarter ended July 31, 1999 increased by 5%, or $1.8 million, over the same period last year, and reflects the net addition of 15 new stores. For the six-month period, net sales increased by 6%, or $4.5 million, over the same period last year. Comparable store sales, which were approximately even with last year for the second quarter and for the first six months, have been impacted by reduced customer traffic in a group of outlet stores, lower than planned sales in sportcoats and the openings of new stores in existing markets. During the second quarter, the Company opened three new stores, closed four stores which were not meeting the Company's sales and earnings expectations and relocated another. There were 233 stores in operation as of July 31, 1999, compared to 218 stores at August 1, 1998.

      Cost of sales in the second quarter of both fiscal 2000 and fiscal 1999 was 52.8% of net sales. For the six-month period, cost of sales was 52.1% of net sales compared to 52.4% last year. The six-month .3% of net sales reduction was primarily due to improved leveraging of central office and distribution center expenses related to buying and processing merchandise.

      Selling, general and administrative expenses in the second quarter ended July 31, 1999 were 42.6% of net sales compared to 40.1% of net sales for the second quarter of last year. This 2.5% of net sales increase was due primarily to incurring planned store payroll and rent costs while sales were less than plan, and to a lesser degree, higher group health claims. For the six-month period, selling, general and administrative expenses were 41.4% of net sales compared to 39.6% of net sales last year. This 1.8% of net sales increase was primarily attributable to incurring planned store payroll, rent and other costs while sales were less than plan.

      Interest expense in the second quarter ended July 31, 1999 was .8% of net sales compared to .6% of net sales for the second quarter last year. For the six-month period, interest expense was .7% of net sales compared to .4% of net sales last year. These increases were primarily attributable to higher average borrowings this year which were used for the Company's stock repurchase program and to fund the openings of new stores.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operating activities, including capital expenditures for the openings of new stores, from internally generated funds and from bank borrowings. The Company plans to open 20-25 new stores in fiscal 2000 and expects to close approximately fifteen under-performing stores. Through the first six months ended July 31, 1999, the Company opened ten new stores, closed nine under-performing stores and remodeled several others. The Company also expects to continue to repurchase the Company's common stock in the open market. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations, capital expenditures and stock repurchase initiatives.

      Operating activities during the first six months of fiscal years 2000 and 1999 used net cash of $2.2 million and $5.6 million, respectively. This fluctuation was primarily attributable to a reduction in the rate of growth of inventory and related accounts payables in the current year.

      Net cash used in investing activities in fiscal years 2000 and 1999 was primarily for the purpose of store expansion and remodeling as well as point of sale (POS) register purchases. Capital expenditures for the first six months of fiscal years 2000 and 1999 approximated $2.6 million and $2.5 million, respectively. In the first six months of fiscal 2000, the Company opened ten new stores, converted one store to its superstore format, remodeled two others and converted approximately 100 stores to its new POS register. For the same period last year, the Company opened 11 new stores, converted one to its superstore format, remodeled nine others and converted approximately 40 stores to its new POS register.

      Financing activities for the first six months of fiscal years 2000 and 1999 provided net cash of approximately $4.8 million and $8.0 million, respectively. Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements which have an aggregate borrowing capacity of $30.0 million. During the first six months of fiscal years 2000, and 1999, the Company used approximately $3.3 million and $.3 million, respectively, for the repurchase of its common stock. As of July 31, 1999, the Company had net unused commitments of approximately $11.4 million under its revolving credit agreements.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                  (3)  a.  Amended  and  Restated   Articles  of   Incorporation
                           (conformed to include amendments to date).

                       b. Amended and restated Bylaws (conformed to include amendments to date).

                  (4)  a.  Amendment dated August 3, 1999 extending the maturity of the Credit Agreement dated March 10, 1994 between the registrant and Crestar Bank.

                       b. Second Amendment dated July 30, 1999 to Amended and Restated Credit Agreement dated May 31, 1997 between registrant and First Union National Bank as successor-in-interest to Signet Bank/Virginia.

                  (27)   Financial Data Schedule (quarter ended July 31, 1999)

               (b) There  were no  reports  filed on Form 8-K  during  the three months ended July 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 S & K FAMOUS BRANDS, INC.
                                                            (Registrant)


Date:  September  8, 1999                        /s/ Robert E. Knowles
--------------------------                       -------------------------------
                                                 Robert E. Knowles
                                                 Executive Vice President,
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer
                                                 (Principal Financial Officer)

Date:  September   8, 1999                       /s/ Janet L. Jorgensen
--------------------------                       -------------------------------
                                                 Janet L. Jorgensen
                                                 Vice President and Controller
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)