Form 10-Q
period 1999-10-30
S&K FAMOUS BRANDS INC
filed 1999-12-09
CIK 723924

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 30, 1999

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

                           Commission File No. 0-11682

                            S & K FAMOUS BRANDS, INC.
 ................................................................................
             (Exact name of registrant as specified in its charter)

         Virginia                       0-11682                   54-0845694
 ................................................................................
(State or other jurisdiction      (Commission File No.)        (I.R.S. Employer
of incorporation)                                            Identification No.)

     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
 ................................................................................
                    (Address of principal executive offices)

Registrant's telephone number, including area code:      (804) 346-2500
                                                   .............................

                                 Not Applicable
 ................................................................................
             Former name, former address and former fiscal year, if
                           changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 30, 1999

                4,666,487 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                                     S & K FAMOUS BRANDS, INC.
                                                       Statements of Income
                                             (in thousands, except earnings per share)
                                                            (unaudited)
                                                       ------------------------------------    -----------------------------------
                                                               Three Months Ended                      Nine Months Ended
                                                       ------------------------------------    -----------------------------------
                                                         October 30,         October 31,        October 30,         October 31,
                                                            1999                1998                1999                1998
                                                       ----------------    ----------------    ---------------     ---------------

      Net sales....................................          $  37,195           $  35,120          $ 112,661           $ 106,081

      Cost of sales................................             18,886              17,852             58,231              55,041
                                                       ----------------    ----------------    ---------------     ---------------

      Gross profit ................................             18,309              17,268             54,430              51,040

      Other costs and expenses:
        Selling, general and administrative........             16,734              15,312             47,984              43,412
        Interest...................................                316                 239                818                 533
        Depreciation and amortization..............                779                 703              2,268               2,043
        Other income, net..........................                (41)                (36)               (61)                (77)
                                                       ----------------    ----------------    ---------------     ---------------


      Income before income taxes...................                521               1,050              3,421               5,129
      Provision for income taxes...................                198                 399              1,300               1,949
                                                       ----------------    ----------------    ---------------     ---------------


      Net income...................................           $    323            $    651          $   2,121           $   3,180
                                                       ================    ================    ===============     ===============


      Net income per common share:

        Basic......................................           $   0.07            $   0.13           $   0.45            $   0.63
                                                       ================    ================    ===============     ===============

        Diluted....................................           $   0.07            $   0.13           $   0.45            $   0.62
                                                       ================    ================    ===============     ===============

      Weighted average common shares
         outstanding - basic.......................              4,691               5,067              4,739               5,057
                                                       ================    ================    ===============     ===============

      Weighted average common shares outstanding
        including dilutive potential common shares.              4,694               5,137              4,751               5,152
                                                       ================    ================    ===============     ===============

        See Notes to Financial Statements.

                                                     S & K FAMOUS BRANDS, INC.
                                                          Balance Sheets
                                            (in thousands, except par value per share)
                                                                           --------------      --------------    ---------------
                                                                            October 30,         October 31,       January 30,
                                                                               1999                1998               1999
                                                                            (unaudited)         (unaudited)
                                                                           --------------      --------------    ---------------

       Assets
       Current assets:
           Cash......................................................      $       363         $       510       $          547
           Accounts receivable.......................................              594                 570                  862
           Merchandise inventories...................................           65,766              62,790               50,779
           Prepaid income taxes......................................              861                 706                  --
           Other current assets......................................            2,914               2,765                3,286
                                                                           --------------      --------------    ---------------

              Total current assets...................................           70,498              67,341               55,474

       Property and equipment, at cost:
           Land and buildings........................................            7,235               7,169                7,229
           Furniture, fixtures and equipment ........................           16,011              13,886               14,550
           Leasehold improvements....................................           16,780              14,989               15,699
                                                                           --------------      --------------    ---------------
                                                                                40,026              36,044               37,478
           Less:  Accumulated depreciation and amortization..........           19,330              17,091               17,765
                                                                           --------------      --------------    ---------------
                                                                                20,696              18,953               19,713

       Other assets .................................................            4,696               3,728                4,109
                                                                           --------------      --------------    ---------------
                                                                           $    95,890           $  90,022         $     79,296
                                                                           ==============      ==============    ===============



       Liabilities and Shareholders' Equity

       Current liabilities:
           Current maturities of long-term debt......................      $       180         $       180       $          180
           Accounts payable..........................................           16,029              13,442                6,345
           Accrued expenses:
              Compensation-related items.............................            1,249               1,335                1,599
              Current and deferred income taxes......................              207                 203                  624
              Other current liabilities..............................            1,870               1,678                1,705
                                                                           --------------      --------------    ---------------

                Total current liabilities............................           19,535              16,838               10,453

       Industrial Development Revenue Bond...........................            1,665               1,845                1,800
       Long-term debt................................................           20,491              16,546               11,707
       Deferred income taxes.........................................            1,650               1,604                1,619
       Commitments
       Shareholders' equity:
           Preferred stock, $1 par value; authorized shares, 500;
              issued and outstanding shares, none....................
           Common stock, $.50 par value, authorized shares, 10,000;
              issued and outstanding shares, 4,666, 5,064 and 4,874,
              respectively...........................................            2,333               2,532                2,437
           Capital in excess of par value............................            4,023               7,514                5,819
           Notes receivable--Stock Purchase Loan Plan................           (2,511)             (1,134)              (1,122)
           Retained earnings.........................................           48,704              44,277               46,583
                                                                           --------------      --------------    ---------------
                                                                                52,549              53,189               53,717
                                                                           --------------      --------------    ---------------
                                                                           $    95,890           $  90,022         $     79,296
                                                                           ==============      ==============    ===============

       See Notes to Financial Statements.

                                             S & K FAMOUS BRANDS, INC.
                                             Statements of Cash Flows
                                            Increase (Decrease) in Cash
                                                  (in thousands)
                                                    (unaudited)
                                                                         -------------------------------------------
                                                                                     Nine Months Ended
                                                                         -------------------------------------------
                                                                           October 30,                October 31,
                                                                              1999                       1998
                                                                         ----------------          -----------------
     Cash flows from operating activities:
        Net income.................................................      $      2,121              $       3,180
        Adjustments to reconcile net income to net cash
         (used for) provided by operating activities:
           Depreciation and amortization...........................             2,588                      2,359
           Loss on property dispositions, net......................               104                         70
           Other ..................................................                47                         67
           Changes in assets and liabilities:
              Accounts receivable..................................               267                        (16)
              Merchandise inventories..............................           (14,987)                   (18,894)
              Other current assets.................................               372                        405
              Other assets.........................................              (587)                      (328)
              Accounts payable and accrued expenses................             9,653                      4,521
              Income taxes and deferred income taxes...............            (1,247)                      (910)
                                                                         ----------------          -----------------

        Net cash used for operating activities.....................            (1,669)                    (9,546)
                                                                         ----------------          -----------------

     Cash flows from investing activities:
        Capital expenditures.......................................            (3,674)                    (3,550)
                                                                         ----------------          -----------------

     Cash flows from financing activities:
        Net borrowings under revolving bank lines of credit........             8,737                     13,156
        Proceeds from exercise of stock options....................               --                         242
        Principal paydown on Stock Purchase Loan Plan..............                36                        145
        Reduction of long-term debt................................              (135)                      (135)
        Repurchase of common stock.................................            (3,479)                      (395)
                                                                         ----------------          -----------------
        Net cash provided by financing activities..................             5,159                     13,013
                                                                         ----------------          -----------------

     Net decrease in cash..........................................              (184)                       (83)

     Cash at beginning of period...................................               547                        593
                                                                         ----------------          -----------------

     Cash at end of period.........................................      $        363              $         510
                                                                         ================          =================

     Supplemental cash flow information:
        Cash paid during the period for:
           Interest................................................      $        771              $         473
           Income taxes............................................             2,546                      2,922

     See Notes to Financial Statements.

                            S & K FAMOUS BRANDS, INC.

                          Notes to Financial Statements
                                   (unaudited)

A.    Accounting Policies

      The accompanying unaudited interim financial statements have been prepared by the Company in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly reporting. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair representation of the financial position and results of operations for interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual report & Form 10-K.

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

C.    Expansion

      Since the end of the second quarter, the Company has opened 13 new stores totaling 47,886 square feet as follows:

                     S&K Store Locations                                    Date Opened                 Square Footage
   --------------------------------------------------------        -------------------------------  ------------------------
             Florida:   Jacksonville (Orange Park)*                November 4, 1999                          3,637
                        Largo                                      October 4, 1999                           3,750
             Georgia:   Dawsonville*                               November 12, 1999                         3,002
            Kentucky:   Louisville                                 October 22, 1999                          4,547
             Indiana:   Clarksville*                               November 24, 1999                         4,156
             Michigan   Benton Harbor                              October 20, 1999                          4,528
                        Muskegon*                                  November 19, 1999                         2,885
            New York:   Saratoga                                   September 25, 1999                        3,045
      North Carolina:   Concord                                    September 16, 1999                        3,467
                Ohio:   Columbus                                   September 21, 1999                        4,000
           Tennessee:   Murfreesboro                               October 4, 1999                           4,000
               Texas:   Grapevine*                                 November 1, 1999                          2,734
            Virginia:   Lynchburg                                  August 3, 1999                            4,135

* Opened in fourth quarter.

Additionally, during the third quarter, the Company closed an underperforming store in Florida City, Florida (3,017 square feet) which had not met sales and profitability expectations. Year-to-date, the Company has closed ten stores.

D.  Stock Repurchases

During the nine months ended October 30, 1999, the Company repurchased approximately 392,900 shares of its common stock for $3.5 million; 175,800 of these shares were purchased by 16 Company officers in March of this year for $1.5 million under the Company's Stock Purchase Loan Plan. In the same period in 1998 the Company repurchased 30,600 shares for $0.4 million.

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

Three Months and Nine Months Ended October 30, 1999 Compared to Three Months and Nine Months Ended October 31, 1998

RESULTS OF OPERATIONS

      The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months and nine months ended October 30, 1999 and October 31, 1998.

                                                                          Percentage of Net Sales
                                                     --------------------------------------------------------------------
                                                          Three Months Ended                     Nine Months Ended
                                                        10/30/99         10/31/98            10/30/99           10/31/98
                                                     -----------------------------      ---------------------------------
Net sales...................................               100.0%           100.0%              100.0%             100.0%
Cost of sales...............................                50.8             50.8                51.7               51.9
                                                     ------------    -------------        ------------      -------------
Gross profit................................                49.2             49.2                48.3               48.1
Other costs and expenses:
   Selling, general and administrative......                45.0             43.6                42.6               40.9
   Interest.................................                 0.8              0.6                 0.7                0.5
   Depreciation and amortization............                 2.1              2.0                 2.0                1.9
   Other, net...............................               (0.1)               --                  --                 --
                                                     ------------    -------------        ------------      -------------
Income before income taxes..................                 1.4              3.0                 3.0                4.8
Provision for income taxes..................                 0.5              1.1                 1.1                1.8
                                                     ============    =============        ============      =============
Net income..................................                 0.9%             1.9%                1.9%               3.0%
                                                     ============    =============        ============      =============

      Net sales in the third quarter increased by 6%, or $2.1 million, over the same period last year and reflects the net addition of 16 new stores since October 31, 1998. For the nine-month period, net sales increased by 6%, or $6.6 million over the same period last year. Comparable store sales for the quarter decreased 1% and for the nine months were down 1% due primarily to continued reduction of customer traffic in a group of outlet stores, lower than planned sales in sportscoats and the openings of new stores in existing markets. During the quarter ended October 30, 1999, the Company opened eight new stores. There were 240 total stores in operation as of October 30, 1999, compared to 224 stores at October 31, 1998.

      Cost of sales in the third quarters ended October 30, 1999 and October 31, 1998 were 50.8% of net sales. For the nine-month period, cost of sales was 51.7% of net sales compared to 51.9% of net sales last year, and this change was due to the combined effects of taking fewer markdowns as a percentage of net sales and improved initial mark-up on merchandise sold.

      Selling, general and administrative expenses in the third quarter ended October 30, 1999 were 45.0% of net sales compared to 43.6% of net sales for the same quarter last year. For the nine-month period, selling, general and administrative expenses were 42.6% of net sales versus 40.9% of net sales in the same period last year. Higher percentages of net sales variances in the third quarter and the nine-month period of 1.4% and 1.7%, respectively, were due to incurring planned store payroll and rent costs while sales were less than plan, and to a lesser degree, higher group health claims.

      Interest expense in the third quarter of this year was 0.8% of net sales compared to 0.6% of net sales for the same quarter of last year. For the nine-month period, interest expense was 0.7% of net sales compared to 0.5% of net sales last year. These increases are primarily attributable to higher average borrowings this year.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. Through the first nine months ended October 30, 1999, the Company opened 18 new S&K stores, closed ten under-performing stores, converted one store to the superstore format and remodeled several others. In the comparable prior year period, the Company opened 18 new stores, closed five stores (two of which were relocations), converted one store to the superstore format and remodeled 16 others. Since October 30, 1999, the Company has opened five new stores. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations, capital expenditures and stock repurchase initiatives.

      Operating activities during the nine months ended October 30, 1999 and 1998 used net cash of $1.7 million and $9.5 million, respectively. This fluctuation is due primarily to increased accounts payable balances resulting from earlier payments in the prior year on inventory purchases and due to the timing of inventory purchases.

      Net cash used in investing activities is primarily for the purpose of store expansion and remodeling. Capital expenditures approximated $3.7 million and $3.6 million during the nine months ended October 30, 1999 and 1998 respectively. In the first nine months of this year, the Company opened 18 new stores, converted one store to its superstore format, remodeled three others and converted approximately 150 stores to its new POS register. For the same period last year, the Company opened 18 new stores, converted one store to its superstore format, remodeled 16 others and converted approximately 70 stores to its new POS register.

      Financing activities for the nine months ended October 30, 1999 and 1998 provided net cash of $5.2 million and $13.0 million, respectively. Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements which have an aggregate borrowing capacity of $30.0 million. During the first nine months of fiscal years 2000 and 1999, the Company used approximately $3.5 million and $.4 million respectively, for the repurchase of its common stock. As of October 30, 1999, the Company had net unused commitments of approximately $10.9 million available under these agreements.


OTHER MATTERS

Year 2000 (Y2K)

Since 1997, the Company has followed a comprehensive plan designed to ensure that all of its computer systems are Year 2000 compliant in advance of December 31, 1999. Because of the substantial use of computers and embedded systems throughout the Company's business and the business of its vendors, if failures occur; they could have a material impact. The Company's plan has incorporated the Company's mainframe hardware and back office systems, personal computers, point-of-sale equipment, distribution center systems, phone and security systems and other non-critical applications. Preparation for Y2K compliance has required modifications to existing software costing less than $100,000, most of which was spent in 1998. The Company has completed its testing and installation of Y2K changes on all internal systems and believes it is Y2K compliant.

      The Y2K issue may impact vendors that provide products or services to the Company. The Company has circulated a business partner survey to its significant vendors and has evaluated responses. The Company's significant vendors have responded that they believe themselves to be Y2K ready.

      In the opinion of management, the most likely worst-case scenario of the failure of the Company or its vendors to be Y2K compliant would be the inability to obtain or distribute products from significant vendors. This would require the Company to seek alternative sources which could have gross margin implications.


PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  (27) Financial Data Schedule

            (b) There were no reports filed on Form 8-K during the three months ended October 30, 1999.


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

                                             S & K FAMOUS BRANDS, INC.
                                             -------------------------
                                                    (Registrant)


Date:  December 8, 1999                 /s/ Robert E. Knowles
                                       ----------------------------------------
                                       Robert E. Knowles
                                       Executive Vice President, Chief Financial
                                       Officer, Secretary and Treasurer
                                       (Principal Financial Officer)


Date:  December 8, 1999                 /s/ Janet L. Jorgensen
                                       ----------------------------------------
                                       Janet L. Jorgensen
                                       Vice President and Controller
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)