Form 10-K405
period 2000-01-29
S&K FAMOUS BRANDS INC
filed 2000-04-07
CIK 723924

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 29, 2000

                                       OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to___________

                          Commission File No. 0-11682

                            S&K FAMOUS BRANDS, INC.
       -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Virginia                                      54-0845694
--------------------------------           -------------------------------------
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

                         Common Stock  $.50 par value
                   ----------------------------------------
                               (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes    X     No _____
           ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 5, 2000, was approximately $8,953,000

      This figure was calculated by multiplying (i) the mean between the high and low prices for the registrant's common stock on April 5, 2000, as reported by The Nasdaq Stock Market, by (ii) the number of shares of the registrant's common stock not held by the officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is an affiliate of the registrant.

      As of April 5, 2000, 4,612,560 shares of the registrant's
      Common Stock, $0.50 par value were outstanding.

Documents Incorporated by Reference

The portions of the 1999 Annual Report to Shareholders for the fiscal year ended January 29, 2000, referred to in Part II, are incorporated by reference into
Part II. The portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 18, 2000, referred to in Part III, are incorporated by reference into Part III.

                                    PART I.

Item 1.  Business
         --------

         (a)   General Development of Business

S&K Famous Brands, Inc. (the "Company") has been in business for 33 years. The Company began operations with one store and as of April 5, 2000 operates 240 stores. The Company was incorporated in Virginia in 1970, as successor to a business established in 1967. As used herein, the term "Company" includes the Company and its predecessors. The Company's corporate headquarters is located at 11100 West Broad Street, Richmond, Virginia; the telephone number is (804) 346-2500. For a discussion of the Company's business and its development during the fiscal year ended January 29, 2000 ("fiscal 2000"), see "Narrative Description of Business."

         (b)   Financial Information about Industry Segments

The Company operates in one segment, the retail sale of men's tailored clothing, furnishings, sportswear and accessories. Accordingly, data with respect to separate industry segments is not applicable and has not been reported herein.

         (c)   Narrative Description of Business

General
-------
The Company is engaged in the retail sale of men's tailored clothing, furnishings, sportswear and accessories through stores trading as S&K Famous Brand Menswear (S&K). The Company sells in-season, first-quality, men's apparel, primarily with nationally recognized brand names, at 20% to 40% less than regular, full-priced department and specialty store prices. This apparel includes a full line of men's suits, sportcoats, slacks, shirts, ties, sportswear and related accessories.

The Company's operations are generally conducted under the name S&K Famous Brand Menswear. As of April 5, 2000 there are 240 stores in 27 states: Virginia, Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, West Virginia and Wisconsin. Except for three locations, all of the S&K stores are located either in strip shopping centers or enclosed shopping malls.

During fiscal 2000, the Company opened 22 new S&K stores, totaling 85,615 square feet, in the following localities:

Florida:            Jacksonville (Orange Park), Largo
Georgia:            Dawsonville
Indiana:            Clarksville
Kansas:             Wichita (2 stores)
Kentucky:           Louisville
Michigan:           Benton Harbor, Muskegon
New York:           Saratoga
North Carolina:     Concord
Ohio:               Columbus (2 stores), Huber Heights
South Carolina:     Columbia
Tennessee:          Kingsport, Murfreesboro
Texas:              Grapevine, Longview
Virginia:           Lynchburg/(1)/
Wisconsin:          Appleton, Greenbay

(/1/) This new store was relocated from a previous location which closed (3,150 sq. ft.)

Additionally, in fiscal 2000, the Company closed 15 under-performing stores (one of which was a relocation), approximating 50,100 square feet, which were at the end of their lease term and which had not met the Company's sales and profitability expectations: Florida City, Florida; Daleville, Indiana; Baton Rouge, Louisiana; Kimball, Monroe and Oshkosh, Michigan; Raleigh, North Carolina; Stroud, Oklahoma; Somerset, Pennsylvania; Knoxville and Nashville, Tennessee; Gainesville and Terrell, Texas; Lynchburg, Virginia and Martinsburg, West Virginia.

The following table summarizes information concerning store openings and closings during the fiscal years presented:

                                               --------------------------------------------------------
                                                                Fiscal Year Ended
   ----------------------------------------------------------------------------------------------------
     Stores:                                   1/29/00      1/30/99     1/31/98     1/25/97    1/27/96
   ----------------------------------------------------------------------------------------------------
     Open at beginning of year                     233          211         194         184        172
     Closed during year                             15            8           9           8          9
     Opened during year                             22           30          26          18         21
   ----------------------------------------------------------------------------------------------------

     Open at end of year                           240          233         211         194        184
   --------------------------------------------========================================================

     Relocations                                     1            2           8           2          0
   ----------------------------------------------------------------------------------------------------

During fiscal 2001, the Company plans to open 15 new stores and close 15 under-performing locations. As of April 5, 2000, the Company has opened one new store in Garner, North Carolina and closed one store in Eddyville, Kentucky.

Average sales per selling square foot for the stores included in comparable store sales statistics were: $214, $218, $226, $218 and $215, in the fiscal years ended 2000 through 1996, respectively. Other than the general economic and competitive environment, average sales per selling square foot are primarily influenced by three factors: sales levels in existing stores from year to year; an increasing proportion of newer stores which, although profitable, might not have reached sales levels of more mature stores; and an increasing number of additional stores in existing markets, where the Company does not expect sales levels to be as high as in markets in which the Company operates a single store. New stores opened in existing markets may negatively impact existing store sales while increasing total market sales. The number of stores opened in existing markets were 18, 16, 26, 8 and 8, in fiscal years ended 2000 through 1996, respectively.

Merchandise and Marketing
-------------------------
The merchandise offered in the Company's stores feature a wide variety of nationally recognized labels from America's leading manufacturers as well as the Company's exclusive, private labels. This first-quality merchandise is purchased directly from manufacturers or produced to S&K's specifications and sold at prices substantially lower than those regularly charged by department and specialty stores. The Company does not purchase any "seconds" or "irregulars". S&K offers a complete line of men's apparel: suits, sportcoats, furnishings, casual clothing, shoes and accessories. Additionally, the Company offers a custom-order program for the hard-to-fit customer with an emphasis toward the "Big & Tall" market. The Company's "Corporate Casual" collection is sportcoat driven, with a coordinating slack and sportswear focus, and responds to the trend toward relaxed dress codes in the workplace.

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

S&K promotes its Premier Club program for those customers who shop with the Company on a repeat basis. Members of the Premier Club receive periodic mailings throughout the year which usually contain special promotional opportunities, as well as free alterations for the life of garments purchased. Additionally, in fiscal 2000 the Company introduced its Elite Rewards Program which it expects will further strengthen customer loyalty by awarding additional incentives to those customers who reach various purchase levels.

The Company offers the S&K Premier Charge Card as another payment option for it's customers and believes this further enhances its customer service. Customers pay no annual fee and may even have special financing arrangements. Additionally, this program allows S&K to communicate regularly with S&K Premier Charge Card customers via their monthly statement.

S&K uses television as its primary advertising medium and secondarily began the use of radio in fiscal 2000. Additionally, newspaper is used occasionally for certain promotions or special events such as holiday sales or grand openings. The Company uses direct mail for Premier Club promotions and prospective customer mailings. The direct mail programs allow the Company to target Premier Club customers who have been the most responsive and loyal to S&K in the past or potential customers who fit the Company's demographic profile. Baseball Hall of Famer, Johnny Bench, has been an advertising and marketing spokesperson for the Company for the past several years and the S&K customer has been receptive to this association.

Purchasing and Distribution
---------------------------
Purchasing for all of the Company's stores is directed from the Company's headquarters in Richmond, Virginia, by the Executive Vice President - Merchandise.

The Company purchases branded merchandise directly from a number of nationally recognized manufacturers that produce labels such as Jones New York, Bill Blass, Daniel Hechter, Andrew Fezza, Emanuel Ungaro, Evan Picone, Claiborne for Men and Oleg Cassini. These purchases consist primarily of merchandise produced specifically from orders placed by S&K well in advance of manufacturers' production cycles allowing them to purchase fabrics advantageously and schedule production during off-peak manufacturing periods. The Company believes these buying practices enable it to sell this merchandise at prices generally 20% to 40% below prices regularly offered by full-priced department and specialty stores.

The Company also uses a number of high quality men's clothing factories which manufacture goods to its specifications for Company-owned labels, such as Tailors Row, Roberto Villini, Kilburne & Finch, Deansgate, Club Run, Fenzia and others. The Tailors Row label (as well as Tailors Row Finery), which includes suits, blazers and slacks, offers a 100% worsted wool product with an exceptional level of tailoring and complements the Company's other clothing lines. The Roberto Villini label is carried on suits, sportcoats and dress slacks tailored in Italy from some of the finest Italian fabrics and imported exclusively for S&K, as well as on complementing shirts and ties. The Kilburne & Finch label is carried on the Company's opening price point suit programs. The various manufacturing programs enable the Company to better control the quality, selection and depth of its merchandise and supplement apparel purchased from brand name manufacturers.

S&K works diligently to establish and maintain good vendor relationships. The Company purchases merchandise from approximately 200 vendors. Except for one vendor who accounted for approximately 12%, no other vendor exceeded 10% of the Company's purchases in fiscal 2000. S&K does not believe that the loss of any vendor would significantly impact the Company. The Company does not maintain any long-term purchase commitments or arrangements with any supplier and believes that there will be sufficient sources of merchandise to support its expansion plans with no adverse effect on its purchasing practices.

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

Store Operations
----------------
Each store is under the direction of a general manager who is supervised by a district or area manager. The district managers generally supervise ten to fifteen stores while area managers supervise five to six stores. The district and area managers visit the stores frequently to review merchandise needs, personnel training and performance, and adherence to the Company's operating procedures. In fiscal 2000, the Company created several market manager positions whereby this individual maintains general manager responsibilities for a home store while supervising one or two other stores in the same market. The Company believes this program will assist in developing individuals for promotion to district or area manager.

The Company uses a multi-disciplinary training course specifically developed for S&K associates. All store associates participate in this 75-day self study program, which the Company calls its "Gold Star" program. This program sets a personalized standard of performance for each sales associate on a weekly basis and closely monitors their progress. Additionally, throughout the year, the Company conducts numerous one-week, in-house training seminars for selected management trainees and full-time sales associates. These developmental programs are enhanced by continuous on-the-job training, video training and periodic, in-district meetings conducted by district and area managers or one of the four Vice Presidents - Operations. Annually, all general managers are brought to Richmond to participate in a 4-day corporate training and team building session.

The Company stresses promotion from within, and most of the Company's general managers and district managers have been promoted in this manner. S&K has cash bonuses and other incentive plans in effect for its store and district managers which are based upon individual and store performance.

Each store employs an average of six sales associates, some on a part-time basis. A weekly sales goal is established for each sales associate. The Company evaluates weekly productivity reports and conducts semi-annual Management by Development(R) goal reviews to assess each associate's performance.

All sales are accepted with cash, personal checks or independent credit cards (Visa/Master Card/Discover/S&K Premier Charge Card). The Company assumes no credit risk on credit card purchases but pays a customary percentage of those sales to a credit card processor as a service charge. The Company has a liberal refund policy on returned merchandise.

Information Management and Point-of-Sale System
-----------------------------------------------
Inventory records are controlled centrally and updated daily utilizing an automated point-of-sale (POS) system. Each store's POS system is polled nightly by the Company's computerized information system. This system assimilates all data and interfaces with the Company's automated merchandise control, ordering, replenishment and open-to-buy systems. Physical inventories are conducted in the stores twice a year to verify and enhance the accuracy of the merchandise information system. Additionally, the store managers provide daily information to the central office where it is subjected to various sales, cash and inventory procedures.

All stores have a customized POS system which includes the following features: automatic price lookup including promotional pricing on markdown items, the ability to scan barcoded merchandise price tickets, the ability to capture and track Premiere Club purchase activity, store and employee productivity reporting capabilities including manpower scheduling, a merchandise locator service, alterations tracking and the ability to send and receive electronic mail. The Company monitors the performance of its POS systems and works closely with the vendor to develop enhancements to this software.

In fiscal 1998 the Company formalized a plan designed to ensure that all of its computer systems would be Year 2000 compliant in advance of December 31, 1999. This plan incorporated the Company's mainframe hardware and back office systems, personal computers, point-of-sale equipment, distribution center systems, phone and security systems and other non-critical applications with modification/implementation costs of less than $100,000. The Company encountered no problems related to the Year 2000 date change in its transition from 1999 to 2000. The Vice President - Management Information Systems continues to update the Company's MIS Steering Committee monthly.

Store Expansion
---------------
The Company plans to continue its policy of pursuing suitable locations and opening new stores when attractive opportunities are presented. The general plan for expansion is to increase sales and market share through the development of additional store locations in both existing and new markets, subject to favorable economic conditions.

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

The Company currently has three formats: approximately 51% of the stores are considered to be traditional stores, 25% are outlets and 24% are superstores. The 3,900 square foot traditional S&K store provides a specialty store setting and is generally located in or near regional malls in mid-size markets. The 3,500 square foot outlet store is located within outlet centers and is designed to attract the bargain shopper. The 4,500-6,500 square foot superstore carries a much broader merchandise assortment, especially in tailored clothing. The larger format also enables the Company to use "shop concepts" within the store, i.e. - formal shop, Big & Tall shop, shoes, etc., as well as attractively display its "Corporate Casual" collection.

Seasonality
-----------
The Company's business is highly seasonal, with peak sales periods occurring during the fourth fiscal quarter, which includes the Christmas season. The fourth fiscal quarter generally accounts for approximately 30-33% of the Company's net sales and 50-55% of its net earnings for a fiscal year.

Working Capital
---------------
The Company has historically funded its working capital from internally generated funds and from bank borrowings and expects these sources to continue to be adequate for the foreseeable future.

Competition
-----------
The retail men's apparel business is highly competitive. The Company's stores compete with department stores, other men's specialty stores and discount clothing stores. The Company competes on the basis of price, quality and selection of merchandise, as well as customer service and store location. Many of its competitors are considerably larger than the Company and have substantially greater financial and other resources. At various times throughout the year, department store chains and full-priced specialty shops offer brand name merchandise at substantial markdowns, which may result in prices matching or less than those regularly offered by the Company.

Employees
---------
As of January 29, 2000, the Company had approximately 2,100 employees, more than half of whom worked part-time. A number of part-time employees are usually added during the Christmas holiday season. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

Information Regarding Forward-Looking Statements
------------------------------------------------
The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Company statements that are not historical facts, including statements about management's expectations for fiscal year 2001 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

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

     (h) changes in production or distribution costs of the Company's advertising; and

     (i)  unusual weather patterns.

The United States retail industry and the specialty apparel retail industry in particular are dynamic by nature and have undergone significant changes in recent years. The Company's ability to anticipate and successfully respond to continuing challenges is key to achieving its expectations.

Trademarks and Service Marks
----------------------------
The Company believes it has the right to use all trademarks and service marks necessary to conduct its business as currently operated. The Company considers these marks and the accompanying customer recognition and goodwill to be valuable to its business, particularly in the case of its "S&K"-related service marks and logos. The Company believes its existing rights to use such marks can be preserved through continued use of the marks and, where applicable, renewal of registrations.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales

The Company has no foreign operations or export sales.

Item 2.  Properties
         ----------

As of April 5, 2000 all but one of the Company's 240 stores are leased. The Company owns a superstore which it built and opened in March 1998. With the exception of three locations, all the stores are located in strip shopping centers, enclosed malls, or outlet centers. The square footage of the stores varies with store format. The traditional S&K store generally ranges in size from approximately 3,500 to 4,500 square feet, the outlet stores from 3,000 to 4,000 square feet and the superstores from 4,500 to 6,500 square feet. All stores are located in close proximity to population centers, department stores and other retail operations and are often situated near a major highway or thoroughfare.

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

The company closed fifteen S&K stores in fiscal 2000 (one of which was a relocation): Florida City, Florida; Daleville, Indiana; Baton Rouge, Louisiana; Kimball, Monroe and Oshkosh, Michigan; Raleigh, North Carolina; Stroud, Oklahoma; Somerset, Pennsylvania; Knoxville and Nashville, Tennessee; Gainesville and Terrell, Texas; Lynchburg, Virginia and Martinsburg, West Virginia.

As of April 5, 2000, the Company operated 240 stores in 27 states. The following summary recaps the number of current locations by state.

                                                  Number of stores
     Virginia....................................        26
     Alabama.....................................        11
     Arkansas....................................         4
     Florida.....................................        20
     Georgia.....................................        10
     Illinois....................................         9
     Indiana.....................................        12
     Iowa........................................         2
     Kansas......................................         3
     Kentucky....................................         4
     Louisiana...................................         4
     Maine.......................................         2
     Maryland....................................         1
     Michigan....................................        13
     Mississippi.................................         1
     Missouri....................................         3
     New Jersey..................................         1
     New York....................................        17
     North Carolina..............................        24
     Ohio........................................        15
     Oklahoma....................................         2
     Pennsylvania................................         9
     South Carolina..............................        13
     Tennessee...................................        16
     Texas.......................................         9
     West Virginia...............................         2
     Wisconsin...................................         7
                                                        ---
     Total.......................................       240

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

Item 3.  Legal Proceedings
         -----------------

There are no legal proceedings against the Company which are expected to have a material adverse effect upon the Company or its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

Executive Officers of the Registrant
------------------------------------

The executive officers of the Company who serve at the discretion of the Board of Directors are as follows:

Stuart C. Siegel, 57, is Chairman of the Board of Directors of the Company, and is Chief Executive Officer.

Donald W. Colbert, 50, is President and Chief Operating Officer and is a director of the Company.

Robert E. Knowles, 50, is Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Knowles is a Certified Public Accountant.

Robert J. Taphorn, 54, is Executive Vice President in charge of merchandising and distribution.

Weldon J. Wirick, III, 49, is Senior Vice President--Operations.

Robert F. Videtic, 52, is Vice President, Divisional Merchandise Manager.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
Matters
-------

Please see page 1 of the 1999 Annual Report Financials under the caption "Price Ranges of Common Shares," which is incorporated herein by reference.

During the fiscal year ended January 29, 2000, the Company contributed 9,588 shares of its common stock to the S&K Famous Brands Employees' Profit Sharing/Savings Plan. The contribution was exempt from registration pursuant to section 3 (a) 2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the Company's securities.

Item 6.  Selected Financial Data
         -----------------------

Please see page 1 of the 1999 Annual Report Financials under the caption "Five-Year Summary of Selected Financial Data," which is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Please see pages 2-3 of the 1999 Annual Report Financials under the caption "Management's Discussion and Financial Review," which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Please see page 3 of the 1999 Annual Report Financials under the caption "Interest Rate Risk", which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

Please see Part IV, Item 14 (a) 1., captioned "Financial Statements," for a list of financial statements which are incorporated herein by reference from the 1999 Annual Report Financials.

Please see page 3 of the 1999 Annual Report Financials under the caption "Quarterly Financial Data (unaudited)," which is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Please see page 4 of the registrant's definitive Proxy Statement under the caption "Information Regarding Nominees", for information concerning directors, which is incorporated herein by reference.

Please see section entitled "Executive Officers of the Registrant" in Part I of this report for information concerning executive officers.

Item 11. Executive Compensation
         ----------------------

Please see pages 6-7 and page 11 of the registrant's definitive Proxy Statement under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and page 5 of the registrant's definitive Proxy Statement under the caption "Directors' Compensation", which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

Please see pages 1-2 of the registrant's definitive Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

Please see page 5 and page 8 of the registrant's definitive Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Stock Purchase Loan Program" which are incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)  Documents filed as part of this report:                                       Page in
                                                                                          Annual Report
                                                                                          -------------
               1.   Financial Statements:
                    --------------------

                    The following financial statements of S&K Famous Brands, Inc. and report of independent accountants, included in the registrant's 1999 Annual Report Financials are incorporated by reference in Item 8:

                    Statements of Income for the fiscal years ended January 29,
                    2000, January 30, 1999 and January 31, 1998.                                4

                    Statements of Changes in Shareholders' Equity for the fiscal years ended January 29, 2000, January 30, 1999 and January
                    31, 1998.                                                                   4

                    Balance Sheets at January 29, 2000 and January 30, 1999.                    5

                    Statements of Cash Flows for the fiscal years ended January
                    29, 2000, January 30, 1999 and January 31, 1998.                            6

                    Notes to Financial Statements                                              7-10

                    Report of Independent Accountants                                          11

               2.   Financial Statement Schedules:
                    -----------------------------

                    None.

               3.   Exhibits required to be filed by Item 601 of Regulation S-K:
                    -----------------------------------------------------------

                    See INDEX TO EXHIBITS

          (b) Reports on Form 8-K filed during the last quarter of the year ended January 29, 2000.

                    None.

Except for the information referred to in Items 5, 6, 7, 8 and 14(a) 1. hereof, the 1999 Annual Report to Shareholders for the fiscal year ended January 29, 2000 shall not be deemed to be filed pursuant to the Securities Exchange Act of 1934.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             S&K FAMOUS BRANDS, INC.



Date:  April 7, 2000         /s/ Stuart C. Siegel
                             -------------------------------------------------
                             STUART C. SIEGEL
                             Chairman of the Board and Chief Executive Officer
                             (Principal Executive Officer)



Date:  April 7, 2000         /s/ Robert E. Knowles
                             -------------------------------------------------
                             ROBERT E. KNOWLES
                             Executive Vice President, Chief Financial Officer,
                             Secretary and Treasurer (Principal Financial
                             Officer)



Date:  April 7, 2000         /s/ Janet L. Jorgensen
                             -------------------------------------------------
                             JANET L. JORGENSEN
                             Vice President and Controller, Chief Accounting
                             Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 7, 2000         /s/ Stuart C. Siegel
                             -------------------------------------------------
                             STUART C. SIEGEL, Chairman of the Board of
                             Directors



Date:  April 7, 2000         /s/ Robert L. Burrus, Jr.
                             -------------------------------------------------
                             ROBERT L. BURRUS, JR., Director



Date:  April 7, 2000         /s/ Donald W. Colbert
                             -------------------------------------------------
                             DONALD W. COLBERT, President and Chief Operating
                             Officer, Director



Date:  April 7, 2000         /s/ Selwyn S. Herson
                             -------------------------------------------------
                             SELWYN S. HERSON, Director



Date:  April 7, 2000         /s/ Andrew M. Lewis
                             -------------------------------------------------
                             ANDREW M. LEWIS, Director



Date:  April 7, 2000         /s/ Steven A. Markel
                             -------------------------------------------------
                             STEVEN A. MARKEL, Director



Date:  April 7, 2000         /s/ Troy A. Peery, Jr.
                             -------------------------------------------------
                             TROY A. PEERY, JR., Director



Date:  April 7, 2000         /s/ Marshall B. Wishnack
                             -------------------------------------------------
                             MARSHALL B. WISHNACK, Director

INDEX TO EXHIBITS

Exhibit No.

(3)  Articles of incorporation and bylaws

     a. Registrant's Amended and Restated Articles of Incorporation (conformed to include amendments to date), filed as Exhibit 3(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, are expressly incorporated herein by this reference.

     b. Registrant's amended and restated Bylaws (conformed to include amendments to date), filed as Exhibit 3(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, are expressly incorporated herein by this reference.

(4)  Instruments defining the rights of security holders, including indentures.

     a. Amended and Restated Credit Agreement dated as of May 31, 1997, between the registrant and Signet Bank/Virginia (now First Union National Bank), filed as Exhibit 4(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 26, 1997, is expressly incorporated herein by this reference.

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

     f. Modification letter dated March 17, 1999 to the Credit Agreement dated March 10, 1994 and the subsequent Amendment to the Credit Agreement dated April 30, 1997 between the registrant and Crestar Bank filed as
          Exhibit 4(a) to the registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999, is expressly incorporated herein by this reference.

     g. First Amendment to Amended and Restated Credit Agreement dated April 2, 1999 between registrant and First Union National Bank as successor-in-interest to Signet Bank/Virginia filed as Exhibit 4(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999, is expressly incorporated herein by this reference

     h. Amendment dated August 3, 1999 extending the maturity of the Credit Agreement dated March 10, 1994 between registrant and Crestar Bank filed as Exhibit 4(a) to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, is expressly incorporated herein by this reference.

     i. Second Amendment dated July 30, 1999 to Amended and Restated Credit Agreement dated May 31, 1997 between registrant and First Union National Bank as successor-in-interest to Signet Bank/Virginia filed as Exhibit 4(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, is expressly incorporated herein by this reference.

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

  *  b.   Deferred compensation agreements dated February 1, 1988, between registrant and the following officers of the registrant: Stuart C. Siegel, Donald W. Colbert, Robert E. Knowles, Harry S. Shendow (retired), Weldon J. Wirick, III, and James D. Moore, Jr. filed as
          Exhibit 19(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1988 (File #0-11682), are expressly incorporated herein by this reference.

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

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

     a. Registrant's 1999 Annual Report to its Shareholders (1999 Annual Report Financials) for the fiscal year ended January 29, 2000.

(23) Consents of Experts and Counsel

     a.  Consent of Independent Accountants

(27) Financial Data Schedule

* Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.