Form 10-Q
period 2000-04-29
S&K FAMOUS BRANDS INC
filed 2000-05-24
CIK 723924

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended April 29, 2000



                          Commission File No. 0-11682

                           S & K FAMOUS BRANDS, INC.
                    .......................................
            (Exact name of registrant as specified in its charter)

               Virginia                               54-0845694
     ............................         ....................................
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


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

Yes    X      No _____
    --------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 29, 2000.


               4,612,560 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS



                           S & K FAMOUS BRANDS, INC.
                              Statements of Income
                    (in thousands, except per share amounts)
                                  (unaudited)

                                             Three Months Ended
                                            ---------------------
                                            April 29,      May 1,
                                              2000          1999
                                            ---------    --------
Net sales...............................    $ 41,350     $ 39,799
Cost of sales...........................      20,621       20,512
                                            --------     --------


Gross profit............................      20,729       19,287

Other costs and expenses:
 Selling, general and administrative....      17,570       16,049
 Interest...............................         143          215
 Depreciation and amortization..........         783          729
 Other income, net......................         (72)          (4)
                                            --------     --------

Income before income taxes..............       2,305        2,298
Provision for income taxes..............         876          873
                                            --------     --------

Net income..............................    $  1,429     $  1,425
                                            ========     ========

Earnings per common share :

 Basic..................................    $   0.31     $   0.30
                                            ========     ========

 Diluted................................    $   0.31     $   0.30
                                            ========     ========

Weighted average common shares
    outstanding - basic.................       4,624        4,779
                                            ========     ========
Wtd average common shares outstanding
    including dilutive potential common
    shares..............................       4,626        4,800
                                            ========     ========


See Notes to Financial Statements.

                           S & K FAMOUS BRANDS, INC.
                                Balance Sheets
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                              -------------            --------------            --------------
                                                                April 29,                   May 1,                 January 29,
                                                                  2000                       1999                      2000
                                                              -------------            --------------             -------------
Assets
Current assets:
 Cash.......................................................    $       444              $        430              $        619
 Accounts receivable........................................            461                       261                       420
 Merchandise inventories....................................         58,269                    61,122                    51,538
 Other current assets.......................................          2,867                     3,224                     2,740
                                                                -----------              ------------              ------------

   Total current assets.....................................         62,041                    65,037                    55,317

Property and equipment, at cost:
 Land and buildings.........................................          6,598                     7,229                     6,598
 Furniture, fixtures and equipment..........................         15,160                    14,872                    14,754
 Leasehold improvements.....................................         16,736                    16,138                    16,718
                                                              -------------            --------------             -------------
                                                                     38,494                    38,239                    38,070
 Less:  Accumulated depreciation and amortization...........         19,074                    18,111                    18,463
                                                              -------------            --------------             -------------
                                                                     19,420                    20,128                    19,607

Other assets................................................          5,117                     4,252                     4,904
                                                              -------------            --------------             -------------
                                                                $    86,578              $     89,417              $     79,828
                                                              =============            ==============             =============

Liabilities and Shareholders' Equity

Current liabilities:
 Current maturities of long-term debt.......................    $       180              $        180              $        180
 Accounts payable...........................................         15,359                    10,823                     7,534
 Accrued expenses:
   Compensation-related items...............................          1,632                     1,662                     1,054
   Other current liabilities................................          1,978                     1,778                     1,917
 Current and deferred income taxes..........................            696                       775                       962
                                                              -------------            --------------             -------------
    Total current liabilities...............................         19,845                    15,218                    11,647

Industrial Development Revenue Bond.........................          1,575                     1,755                     1,620
Long-term debt..............................................          5,614                    16,780                     8,219
Other long-term liabilities.................................          1,417                     1,326                     1,393
Deferred income taxes.......................................          1,672                     1,650                     1,646
Commitments
Shareholders' equity:
 Preferred stock, $1 par value; authorized shares, 500;
   issued and outstanding shares, none......................
 Common stock, $.50 par value, authorized shares,
   10,000; issued and outstanding shares, 4,613,
   4,773 and 4,656, respectively.............................         2,306                     2,387                     2,328
 Capital in excess of par value.............................          3,669                     4,893                     3,950
 Notes receivable--Stock Purchase Loan Plan.................         (2,431)                   (2,599)                   (2,457)
 Retained earnings..........................................         52,911                    48,007                    51,482
                                                              -------------            --------------             -------------
                                                                     56,455                    52,688                    55,303
                                                              -------------            --------------             -------------
                                                                $    86,578              $     89,417                 $  79,828
                                                              -------------            --------------             -------------

See Notes to Financial Statements.

                           S & K FAMOUS BRANDS, INC.
                           Statements of Cash Flows
                          Increase (Decrease) in Cash
                                (in thousands)
                                  (unaudited)

                                                            --------------------------------------------
                                                                          Three Months Ended
                                                            --------------------------------------------
                                                                April 29,                    May 1,
                                                                  2000                        1999
                                                            ----------------           -----------------
Cash flows from operating activities:
   Net income............................................            $ 1,429                    $  1,425
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
      Depreciation and amortization......................                885                         836
      Loss on property dispositions, net.................                  0                          55
      Other..............................................                 24                          16
      Changes in assets and liabilities:
         Accounts receivable.............................                (41)                        601
         Merchandise inventories.........................             (6,731)                    (10,343)
         Other current assets............................               (127)                         62
         Other assets....................................               (213)                       (143)
         Accounts payable and accrued expenses...........              8,549                       4,716
         Current and deferred income taxes...............               (239)                        182
                                                            ----------------           -----------------

 Net cash provided by (used for) operating activities....              3,536                      (2,593)
                                                            ----------------           -----------------

Cash flows from investing activities:
 Capital expenditures....................................               (698)                     (1,306)
                                                            ----------------           -----------------

Cash flows from financing activities:

 Net (paydowns) borrowings of long-term debt.............             (2,605)                      6,383
 Repurchase of common stock..............................               (363)                     (2,556)
 Reduction of Industrial Development Revenue Bond........                (45)                        (45)
                                                            ----------------           -----------------
 Net cash (used for) provided by financing activities....             (3,013)                      3,782
                                                            ----------------           -----------------

Net decrease in cash.....................................               (175)                       (117)

Cash at beginning of period..............................                619                         547
                                                            ----------------           -----------------
Cash at end of period....................................            $   444                    $    430
                                                             ===============          ==================

Supplemental disclosure of cash flow information:

      Cash paid during the year for interest.............            $   153                    $    212
      Cash paid during the year for income taxes.........              1,120                         690
      Non-cash financing activity - notes receivable.....                  0                       1,500

See Notes to Financial Statements.

                           S & K FAMOUS BRANDS, INC.

                         Notes to Financial Statements
                                  (unaudited)

A. Accounting Policies

   The accompanying unaudited interim financial statements have been prepared by the Company in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly reporting. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair representation of the financial position and results of operations for interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 annual report and Form 10-K.

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

C.    Expansion

   Since January 29, 2000, the Company has opened three new stores totaling 11,936 square feet.


  S & K Store Locations           Date Opened              Square Footage
-------------------------       ---------------          ------------------

Louisiana:  Alexandria          April 15, 2000                  4,109


North Carolina:  Garner         March 21, 2000                  4,200

Tennessee:  Nashville*          May 11, 2000                    3,627

   * Store opened in the second quarter.

Since the beginning of the year, the Company has closed two locations-the one relocated in Alexandria, Louisiana in MacArthur Village Shopping Center (4,080 square feet) and an outlet in Eddyville, Kentucky (3,000 square feet). These stores had not met the Company's sales and profitability expectations.

Item 2.  MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

   The statements contained in this quarterly report that are not historical facts, including statements about management's expectations for fiscal 2001 and beyond, may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K.

Three Months Ended April 29, 2000 Compared to Three Months Ended May 1, 1999

RESULTS OF OPERATIONS

   The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three month periods ended April 29, 2000 and May 1, 1999.


                                          Percentage of Net Sales
                                        ---------------------------
                                           Three Months Ended
                                        ---------------------------

                                            4/29/00       5/1/99
                                          ---------      ---------
Net sales..............................     100.0%         100.0%

Cost of sales..........................      49.9           51.5
                                          ----------     ----------
Gross profit...........................      50.1           48.5

Other costs and expenses:

   Selling, general and administrative.      42.5           40.3

   Interest............................       0.3            0.6

   Depreciation and amortization.......       1.9            1.8

   Other income, net...................      (0.2)            --
                                          ----------     ----------
Income before income taxes.............       5.6            5.8

Provision for income taxes.............       2.1            2.2
                                          ----------     ----------
Net income.............................       3.5%           3.6%
                                          ==========     ==========

   Net sales in the first quarter of fiscal 2001 increased 4%, or $1.6 million, over the same period last year, and reflect the net addition of four new stores. Comparable store sales were even with last year. During the first quarter the Company opened two new stores and closed two locations (one of which was a relocation) which had not met sales and profitability expectations. There were 240 stores in operation as of April 29, 2000, compared to 236 stores at May 1, 1999.

   Cost of sales in the first quarter of fiscal 2001 was 49.9% of net sales compared to 51.5% of net sales for the same period last year. This 1.6% of net sales reduction was due to a change in the mix of merchandise sold, to inventory with higher initial markup and not needing to take as many markdowns as a percentage of net sales.

   Selling, general and administrative expenses in the first quarter of fiscal 2001 were 42.5% of net sales compared to 40.3% of net sales in the previous year. This 2.2% of net sales increase was due primarily to higher cost and frequency of advertising as part of the Company's heavier emphasis on marketing.

   Interest expense in the first quarter of fiscal 2001 was 0.3% of net sales compared to 0.6% of net sales last year due primarily to lower borrowing levels resulting from higher leverage of trade payables and a reduction in inventory year over year. To a lesser extent, debt is lower due to less cash being used for repurchasing the Company's stock.

   Other income, net in the first quarter of fiscal 2001 was 0.2% of net sales higher than the comparable period last year due to higher costs associated with store closings and remodels in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

   The Company historically has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. The Company plans to open approximately 15 new stores in fiscal 2001, and plans to close or relocate approximately 15 under-performing locations. During the three months ended April 29, 2000, the Company opened two new stores and closed two (one of which was a relocation). The Company also expects to continue to repurchase the Company's common stock in the open market. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations, capital expenditures and stock repurchase initiatives.

   Operating activities provided net cash of $3.5 million in the first quarter of fiscal 2001 while it used net cash of $2.6 million in the comparable period last year. This fluctuation was primarily attributable to higher leveraging of trade payables and a reduction in inventory growth year over year.

   Net cash used for investing activities was primarily for the purpose of store expansion and remodeling. Capital expenditures for the first quarter of fiscal 2001 and 2000 approximated $0.7 million and $1.3 million, respectively. In the first quarter of fiscal 2001 the Company opened two new stores; and incurred costs of its new internet store. In the prior year's quarter, seven new stores were opened and 55 stores were upgraded to new POS systems.

   Financing activities used net cash of approximately $3.0 million for the first quarter of fiscal 2001 and provided net cash of approximately $3.8 million in the same period last year. Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements. During the first quarter of fiscal 2001, the Company used approximately $0.4 million for the repurchase of 51,300 shares of its common stock compared to $2.6 million for 286,000 shares in the same period last year. The Company's revolving credit agreements with two banks aggregate $30.0 million. As of April 29, 2000, the Company had net unused commitments of approximately $24.4 million under the agreements.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

During the first three months of fiscal 2001 there were no material changes in the Company's market risk exposure or in management strategy as stated in the Company's 1999 Annual Report.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

(c) During the quarter ended April 29, 2000, the Company contributed 8126 shares of its common stock to the S&K Famous Brands Employees' Profit Sharing/Savings Plan. The contribution was exempt from registration pursuant to section 3(a)2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the Company's securities.


Item 4.   Submission of  Matters to a Vote of Security Holders

(a) The annual meeting of the Company's shareholders was held on May 18, 2000.

(b) & (c) At the annual meeting, the shareholders elected eight directors, approved the Company's 2000 Stock Purchase Loan Plan and ratified the selection of independent accountants. The results of the voting were as follows:

          Election of Directors
          ---------------------


               Director                      For            Withheld
      ----------------------------       ----------      --------------

      Stuart C. Siegel                   4,015,447            9,400

      Robert L. Burrus, Jr.              3,965,047           59,800

      Donald W. Colbert                  4,015,958            8,889

      Selwyn S. Herson                   3,965,747           59,100

      Andrew M. Lewis, Ph.D.             3,964,697           60,150

      Steven A. Markel                   3,964,547           60,300

      Troy A. Peery, Jr.                 3,965,247           59,600

      Marshall B. Wishnack               3,965,747           59,100


          Approval of 2000 Stock Purchase Loan Plan
          -----------------------------------------


                 For                 Against                Abstain
             -----------          --------------          ------------
              3,631,654              70,585                 10,948


          Ratification of PricewaterhouseCoopers LLP as Independent Accountants
          ---------------------------------------------------------------------


                 For                  Against                Abstain
              ----------           --------------          ------------
              4,024,221              526                     100

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (27)   Financial Data Schedule

(b) There were no reports filed on Form 8-K during the three months ended April 29, 2000.



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

                                         S & K FAMOUS BRANDS, INC.
                                         -------------------------
                                                 (Registrant)



Date:  May 24 , 2000                     /s/ Robert E. Knowles
                                         ---------------------------
                                         Robert E. Knowles
                                         Executive Vice President,
                                         Chief Financial Officer,
                                         Secretary and Treasurer
                                         (Principal Financial Officer)


Date:  May 24, 2000                      /s/ Janet L. Jorgensen
                                         ---------------------------
                                         Vice President and Controller
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)