Form 10-Q
period 2000-07-29
S&K FAMOUS BRANDS INC
filed 2000-09-07
CIK 723924

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 29, 2000


                           Commission File No. 0-11682

                            S & K FAMOUS BRANDS, INC.
        ...............................................................
             (Exact name of registrant as specified in its charter)

                Virginia                                    54-0845694
 .........................................           ............................
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
 ................................................................................
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (804) 346-2500
                                                   ....................


                                 Not Applicable
            .........................................................
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----   -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 29, 2000.

                4,332,560 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS



                                              S & K FAMOUS BRANDS, INC.
                                                Statements of Income
                                      (In thousands, except per share amounts)
                                                     (unaudited)



                                                           Three Months Ended                  Six Months Ended
                                                       ---------------------------         ------------------------
                                                        July 29,          July 31,         July 29,        July 31,
                                                          2000              1999             2000            1999
                                                       ---------          --------          -------        --------
Net sales........................................      $  36,834          $ 35,667          $78,184        $ 75,466
Cost of sales ...................................         19,008            18,833           39,629          39,345
                                                       ---------          --------          -------        --------
Gross profit ....................................         17,826            16,834           38,555          36,121
Other costs and expenses:
   Selling, general and administrative ..........         16,628            15,201           34,198          31,250
   Interest......................................            189               287              332             502
   Depreciation and amortization ................            803               760            1,586           1,489
   Other income, net ............................             (9)              (16)             (81)            (20)
                                                       ---------          --------          -------        --------
Income before income taxes ......................            215               602            2,520           2,900
Provision for income taxes ......................             82               229              958           1,102
                                                       ---------          --------          -------        --------
Net income ......................................     $      133          $    373          $ 1,562        $  1,798
                                                      ==========          ========          =======        ========

Earnings per common share:
   Basic.........................................     $     0.03          $   0.08          $  0.34        $   0.38
                                                      ==========          ========          =======        ========
   Diluted.......................................     $     0.03          $   0.08          $  0.34        $   0.38
                                                      ==========          ========          =======        ========


Weighted average common shares
   outstanding - basic...........................          4,546             4,747            4,585           4,763
                                                      ==========          ========          =======        ========

Weighted average common shares outstanding
   including dilutive potential common shares....          4,549             4,766            4,587           4,780
                                                      ==========          ========          =======        ========




See Notes to Financial Statements.

                                                S & K FAMOUS BRANDS, INC.
                                                      Balance Sheets
                                         (In thousands, except per share amounts)

                                                                     July 29,
                                                                       2000           July 31, 1999        January 29,
                                                                   (unaudited)         (unaudited)            2000
                                                                 ---------------     --------------      ---------------
Assets
Current assets:
   Cash......... ............................................        $     502            $     535          $     619
   Accounts receivable.......................................              352                  353                420
   Merchandise inventories...................................           51,261               53,056             51,538
   Prepaid income taxes......................................            1,029                  905                 --
   Other current assets......................................            3,777                3,550              2,740
                                                                 -------------       --------------      -------------
         Total current assets................................           56,921               58,399             55,317

Property and equipment, at cost:
   Land and buildings........................................            6,598                7,237              6,598
   Furniture, fixtures and equipment ........................           15,199               15,496             14,754
   Leasehold improvements....................................           16,934               16,447             16,718
                                                                 -------------       --------------      -------------
                                                                        38,731               39,180             38,070
   Less:  Accumulated depreciation and amortization..........           19,496               18,634             18,463
                                                                 -------------       --------------      -------------
                                                                        19,235               20,546             19,607
Other assets ................................................            5,329                4,483              4,904
                                                                 -------------       --------------      -------------

                                                                       $81,485              $83,428            $79,828
                                                                 =============       ==============      =============

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term debt......................        $     180            $     180          $     180
   Accounts payable .........................................            6,792                4,905              7,534
   Accrued expenses:
     Compensation-related items..............................              754                  735              1,054
     Other current liabilities...............................            1,784                1,734              1,917
   Current and deferred income taxes.........................              140                  200                962
                                                                 -------------       --------------      -------------
         Total current liabilities...........................            9,650                7,754             11,647


Industrial Development Revenue Bond..........................            1,530                1,710              1,620
Long-term debt...............................................           12,524               18,574              8,219
Other long-term liabilities..................................            1,439                1,341              1,393
Deferred income taxes........................................            1,707                1,649              1,646
Commitments

Shareholders' equity:
   Preferred stock, $1 par value; authorized shares, 500;
     issued and outstanding shares, none.....................

   Common stock, $.50 par value, authorized shares, 10,000;
     issued and outstanding shares, 4,333,
     4,695 and 4,656 respectively............................            2,166                2,347              2,328
Capital in excess of par value...............................            1,830                4,209              3,950
Notes receivable--Stock Purchase Loan Plan...................           (2,405)              (2,537)            (2,457)
Retained earnings............................................           53,044               48,381             51,482
                                                                 -------------       --------------      -------------
                                                                        54,635               52,400             55,303
                                                                 -------------       --------------      -------------
                                                                       $81,485              $83,428            $79,828
                                                                 =============       ==============      =============

See Notes to Financial Statements.

                                          S & K FAMOUS BRANDS, INC.
                                           Statements of Cash Flows
                                         Increase (Decrease) in Cash
                                                (In thousands)
                                                 (unaudited)


                                                                                Six Months Ended
                                                                     ---------------------------------------
                                                                       July 29, 2000         July 31, 1999
                                                                     -----------------     -----------------
Cash flows from operating activities:                                    $  1,562             $   1,798
   Net income.............................................
   Adjustments  to reconcile  net income to net cash  ....
     used  for operating activities:
      Depreciation and amortization.......................                  1,794                 1,702
      Loss on property dispositions, net..................                     52                    88
      Other...............................................                     46                    31
      Changes in assets and liabilities:
         Accounts receivable..............................                     68                   509
         Merchandise Inventories..........................                    277                (2,277)
         Other current assets.............................                 (1,037)                 (264)
         Other assets.....................................                   (425)                 (374)
         Accounts payable and accrued expenses............                 (1,063)               (2,147)
         Current and deferred income taxes................                 (1,790)               (1,299)
                                                                     -----------------     -----------------
   Net cash used for operating activities.................                   (516)               (2,233)
                                                                     -----------------     -----------------
Cash flows from investing activities:
   Capital expenditures...................................                 (1,474)               (2,623)
                                                                     -----------------     -----------------
Cash flows from financing activities:
   Net borrowings of long-term debt.......................                  4,305                 8,177
   Repurchase of common stock.............................                 (2,342)               (3,279)
   Reduction of Industrial Development Revenue Bond                           (90)                  (90)
   Principal paid on notes receivable - Stock Purchase ...
     Loan Plan............................................                     --                    36
                                                                     -----------------     -----------------
   Net cash provided by financing activities..............                  1,873                 4,844
                                                                     -----------------     -----------------
Net decrease in cash......................................                   (117)                  (12)
Cash at beginning of period...............................                    619                   547
                                                                     -----------------     -----------------
Cash at end of period.....................................              $     502            $      535
                                                                     =================     =================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest.............              $     335            $      462
     Cash paid during the period for income taxes.........                  2,752                 2,400
     Non-cash financing activity - notes receivable.......                      0                 1,500


See Notes to Financial Statements.

                            S & K FAMOUS BRANDS, INC.

                          Notes to Financial Statements
                                   (unaudited)

A.    Accounting Policies

      The accompanying unaudited interim financial statements have been prepared by S&K Famous Brands, Inc. (the "Company") in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly reporting. In the opinion of the Company's management, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair representation of the financial position and results of operations for interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report and Form 10-K.

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

C.    Expansion

      Since the end of the first quarter, the Company has opened five new stores totaling 18,157 square feet, two of which were relocations.

            S&K Store Locations               Date Opened         Square Footage
            -------------------               -----------         --------------

      Florida:             Jacksonville       June 2, 2000            2,457
                           Sarasota           June 8, 2000            4,000
      Iowa:                Des Moines*        August 4, 2000          4,894
      South Carolina:      Myrtle Beach*      August 25, 2000         3,179
      Tennessee:           Nashville          May 11, 2000            3,627

      * Store opened in the third quarter.

Since January 29, 2000 the Company has opened seven new stores totaling approximately 26,500 square feet.

      During the second quarter the Company closed two under-performing stores, Columbus, Ohio (5,350 sq. ft) and Kenosha, Wisconsin (4,000 sq. ft) as these stores had not met the Company's sales and profitability expectations. In addition, the Company relocated a store in Jacksonville, Florida (5,200 sq. ft) and in August relocated a store in Myrtle Beach, South Carolina (3,200 sq. ft). Year-to-date, the Company has closed a total of six stores.

Item 2.     MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

      The statements contained in this quarterly report that are not historical facts, including statements about management's expectation for fiscal 2001 and beyond, may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, those discussed in the Company's 1999 Annual Report on Form 10-K.

Three Months and Six Months Ended July 29, 2000 Compared to Three Months and Six Months Ended July 31, 1999.

RESULTS OF OPERATIONS

      The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months and six months ended July 29, 2000 and July 31, 1999.

                                                                               Percentage of Net Sales
                                                            ---------------------------------------------------------------
                                                                 Three Months Ended                 Six Months Ended
                                                            ---------------------------------------------------------------
                                                              7/29/00         7/31/99          7/29/00         7/31/99
                                                            -----------      ----------       ----------      ----------

  Net sales............................................        100.0 %         100.0 %          100.0 %          100.0 %
  Cost of sales........................................         51.6            52.8             50.7             52.1
                                                            -----------      ----------       ----------      ----------
  Gross profiit........................................         48.4            47.2             49.3             47.9
  Other costs and expenses:
      Selling, general and administrative..............         45.1            42.6             43.8             41.4
      Interest.........................................          0.5             0.8              0.4              0.7
      Depreciation and amortization....................          2.2             2.1              2.0              2.0
      Other income, net................................          --              ---             (0.1)              --
                                                            -----------      ----------       ----------      ----------
  Income before incomes taxes..........................          0.6             1.7              3.2              3.8
  Provision for income taxes...........................          0.2             0.6              1.2              1.4
                                                            -----------      ----------       ----------      ----------
  Net income...........................................          0.4 %           1.1 %            2.0 %            2.4 %
                                                            ===========      ==========       ==========      ==========

      Net sales in the second quarter ended July 29 , 2000 increased by 3%, or $1.2 million, over the same period last year, and reflect the net addition of seven new stores. For the six-month period, net sales increased by 4%, or $2.7 million, over the same period last year. Comparable store sales for the second quarter and the first six months were even with the same periods last year. During the second quarter, the Company opened three new stores including one relocation and closed two stores which were not meeting the Company's sales and earnings expectations. There were 240 stores in operation as of July 29, 2000, compared to 233 stores at July 31, 1999.

      Cost of sales in the second quarter of fiscal 2001 was 51.6% of net sales compared to 52.8 % of net sales last year. For the six-month period, cost of sales was 50.7% of net sales compared to 52.1% last year. The three- and six-month reductions of 1.2% and 1.4% of net sales, respectively, were primarily a change in the mix of merchandise sold to inventory with higher initial markup and, to a lesser extent, not needing to take as many markdowns, both offset to a small degree by increased inventory shrinkage.

      Selling, general and administrative expenses in the second quarter of fiscal 2001 were 45.1% of net sales compared to 42.6% of net sales last year. For the six-month period, selling, general and administrative expenses were 43.8% of net sales compared to 41.4% of net sales last year. The three- and six-month increases of 2.5% and 2.4% of net sales, respectively, were primarily due to higher cost and frequency of advertising related to the Company's heavier emphasis on marketing which included the launch of a branding message campaign. The Company anticipates that second half fiscal 2001 marketing costs will be in line with second half fiscal 2000 levels.

      Interest expense in the second quarter of fiscal 2001 was .5% of net sales compared to .8% of net sales for the second quarter last year. For the six-month period, interest expense was .4% of net sales compared to .7% of net sales last year. These reductions of .3% of net sales were primarily attributable to lower average borrowing levels this year offset in part by average interest rates which increased from 5.4% to 6.9% in the quarter and from 5.4% to 6.7% in the first six months.

LIQUIDITY AND CAPITAL RESOURCES

      The Company historically has funded its operating activities, including capital expenditures for the openings of new stores, from internally generated funds and from bank borrowings. The Company plans to open approximately 15 new stores in fiscal 2001 and plans to close or relocate approximately 15 under-performing locations. The Company also expects to continue to repurchase the Company's common stock in the open market. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations, capital expenditures and stock repurchase initiatives.

      Operating activities during the first six months of fiscal years 2001 and 2000 used net cash of $.5 million and $2.2 million, respectively. This fluctuation was primarily attributable to higher leveraging of trade payables and to a reduction in inventory growth year over year.

      Net cash used in investing activities in fiscal 2001 was primarily for the purpose of store expansion and the development of the Company's internet store while fiscal 2000 was primarily for store expansion, re-modelings, and purchases of upgraded point-of-sale (POS) systems. Capital expenditures for the first six months of fiscal years 2001 and 2000 approximated $1.5 million and $2.6 million, respectively. In the first six months of fiscal 2001, the Company opened five new stores, three of which were relocations, remodeled one store and developed it's internet store. For the same period last year, the Company opened ten new stores, converted one to its superstore format, remodeled two others and upgraded approximately 100 stores to new POS systems.

      Financing activities for the first six months of fiscal years 2001 and 2000 provided net cash of approximately $1.9 million and $4.8 million, respectively. Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements which have an aggregate borrowing capacity of $40.0 million. During the quarter ended July 29, 2000, the Company renewed its credit agreements to May 31, 2003, which, at the Company's option, are convertible to term loans expiring May 31, 2007. During the first six months of fiscal years 2001 and 2000, the Company used approximately $2.3 million and $3.3 million, respectively, for repurchases of its common stock. As of July 29, 2000, the Company had net unused commitments of approximately $27.5 million under its revolving credit agreements.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

During the first six months of fiscal 2001 there were no material changes in the Company's market risk exposure or in management strategy as stated in the Company's 1999 Annual Report.

PART II.  OTHER INFORMATION
Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                     (4)  a.  Credit  Agreement dated as of May 31, 2000 between the registrant and SunTrust Bank.

                          b. Third Amendment dated May 31, 2000 to Amended and Restated Credit Agreement dated May 31, 1997 between registrant and First Union National Bank as successor-in-interest to Signet Bank/Virginia.

                    (27)      Financial  Data Schedule  (quarter  ended July 29,
                              2000)

               (b) There were no reports filed on Form 8-K during the three months ended July 29, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  S & K FAMOUS BRANDS, INC.
                                                  -------------------------
                                                        (Registrant)


Date:  September  7, 2000                         /s/ Robert E. Knowles
       ------------------                         ---------------------
                                                  Robert E. Knowles
                                                  Executive Vice President,
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
                                                  (Principal Financial Officer)

Date:  September  7, 2000                         /s/ Janet L. Jorgensen
       ------------------                         ----------------------
                                                  Janet L. Jorgensen
                                                  Vice President and Controller
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)