Form 10-Q
period 2000-10-28
S&K FAMOUS BRANDS INC
filed 2000-12-05
CIK 723924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 28, 2000


                           Commission File No. 0-11682

                            S & K FAMOUS BRANDS, INC.
     ......................................................................
             (Exact name of registrant as specified in its charter)

         Virginia                                                    54-0845694
(State or other jurisdiction                           (I.R.S. Employer Identification No.)
of incorporation or organization)

     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
     .......................................................................
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (804) 346-2500
                                                    ..............

                                 Not Applicable
     ......................................................................
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes    X      No
         --------     ------


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 28, 2000

                4,138,660 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS



                            S & K FAMOUS BRANDS, INC.
                              Statements of Income
                    (in thousands, except earnings per share)
                                   (unaudited)



                                                             Three                               Nine
                                                         Months Ended                        Months Ended
                                                         ------------                         -----------
                                                  October 28,        October 30,      October 28,        October 30,
                                                      2000              1999             2000               1999
                                                  ----------        -----------      -----------        -----------


Net sales...................................       $37,235           $37,195         $115,419           $112,661

Cost of sales...............................        18,504            18,886           58,133             58,231
                                                  ----------        -----------      -----------        -----------
Gross profit................................        18,731            18,309           57,286             54,430

Other costs and expenses:
 Selling, general and administrative........        17,115            16,734           51,313             47,984
 Interest...................................           266               316              598                818
 Depreciation and amortization..............           818               779            2,404              2,268
 Other, net.................................             9               (41)             (72)               (61)
                                                  ----------        -----------      -----------        -----------

Income before income taxes..................           523               521            3,043              3,421
Provision for income taxes..................           199               198            1,156              1,300
                                                  ----------        -----------      -----------        -----------

Net income..................................       $   324           $   323         $  1,887           $  2,121
                                                  ==========        ===========      ===========        ===========

Earnings per common share:

 Basic......................................       $  0.08           $  0.07         $   0.42           $   0.45
                                                  ==========        ===========      ===========        ===========

 Diluted....................................       $  0.08           $  0.07         $   0.42           $   0.45
                                                  ==========        ===========      ===========        ===========

Weighted average common shares
  outstanding - basic.......................         4,220             4,691            4,463              4,739
                                                  ==========        ===========      ===========        ===========

Weighted average common shares outstanding
 including dilutive potential shares........         4,223             4,694            4,466              4,751
                                                  ==========        ===========      ===========        ===========

See Notes to Financial Statements.

                                 Balance Sheets
                    (In thousands, except per share amounts)

                                                                 October 28,              October 30,             January 29,
                                                                     2000                     1999                    2000
                                                                 (unaudited)              (unaudited)
                                                               ----------------      -------------------      ------------------
Assets

Current assets:
  Cash........................................................     $   160                  $   363                 $   619
  Accounts receivable.........................................         480                      594                     420
  Merchandise inventories.....................................      66,602                   65,766                  51,538
  Prepaid income taxes........................................         964                      861                      --
  Other current assets........................................       3,060                    2,914                   2,740
                                                                   -------                  -------                 -------
     Total current assets.....................................      71,266                   70,498                  55,317

Property and equipment, at cost:
  Land and buildings..........................................       6,598                    7,235                   6,598
  Furniture, fixtures and equipment...........................      15,389                   16,011                  14,754
  Leasehold improvements......................................      16,873                   16,780                  16,718
                                                                   -------                  -------                 -------
                                                                    38,860                   40,026                  38,070

  Less:  Accumulated depreciation and amortization............      19,871                   19,330                  18,463
                                                                   -------                  -------                 -------
                                                                    18,989                   20,696                  19,607

Other assets..................................................       5,567                    4,696                   4,904
                                                                   -------                  -------                 -------
                                                                   $95,822                  $95,890                 $79,828
                                                                   =======                  =======                 =======

Liabilities and Shareholders' Equity

Current liabilities:
  Current maturities of long-term debt........................     $   180                  $   180                 $   180
  Accounts payable............................................      20,861                   16,029                   7,534
  Accrued expenses:
   Compensation-related items.................................       1,353                    1,249                   1,054
   Other current liabilities..................................       1,847                    1,870                   1,917
  Current and deferred income taxes...........................         130                      207                     962
                                                                   -------                  -------                 -------
     Total current liabilities................................      24,371                   19,535                  11,647

Industrial Development Revenue Bond...........................       1,485                    1,665                   1,620
Long-term debt................................................      13,288                   19,134                   8,219
Other long-term liabilities...................................       1,463                    1,357                   1,393
Deferred income taxes.........................................       1,703                    1,650                   1,646
Commitments

Shareholders' equity:
  Preferred stock, $1 par value; authorized shares, 500;
   issued and outstanding shares, none........................
  Common stock, $.50 par value, authorized shares, 10,000;
   issued and outstanding shares, 4,139, 4,666 and 4,656,
   respectively...............................................       2,069                    2,333                   2,328
Capital in excess of par value................................         454                    4,023                   3,950
Notes receivable--Stock Purchase Loan Plan....................      (2,380)                  (2,511)                 (2,457)
Retained earnings.............................................      53,369                   48,704                  51,482
                                                                   -------                  -------                 -------
                                                                    53,512                   52,549                  55,303
                                                                   -------                  -------                 -------
                                                                   $95,822                  $95,890                 $79,828
                                                                   =======                  =======                 =======

See Notes to Financial Statements.

                            Statements of Cash Flows
                           Increase (Decrease) in Cash
                                 (In thousands)
                                   (unaudited)

                                                                                  Nine Months Ended
                                                                                  -----------------
                                                                       October 28, 2000        October 30, 1999
                                                                       ----------------        ----------------
Cash flows from operating activities:
Net income..........................................................      $  1,887                  $  2,121
Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
  Depreciation and amortization.....................................         2,723                     2,588
  Loss on property dispositions, net................................           145                       104
  Other.............................................................            70                        47
  Changes in assets and liabilities:
   Accounts receivable..............................................           (60)                      267
   Merchandise inventories..........................................       (15,064)                  (14,987)
   Other current assets.............................................          (320)                      372
   Other assets.....................................................          (663)                     (587)
   Accounts payable and accrued expenses............................        13,692                     9,653
   Current and deferred income taxes................................        (1,739)                   (1,247)
                                                                          --------                  --------
 Net cash provided by (used for) operating activities...............           671                    (1,669)
                                                                          --------                  --------
Cash flows from investing activities:
 Capital expenditures...............................................        (2,250)                   (3,674)
                                                                          --------                  --------
Cash flows from financing activities:
 Net borrowings of long-term debt...................................         5,069                     8,737
 Repurchase of common stock.........................................        (3,814)                   (3,479)
 Reduction of Industrial Development Revenue Bond...................          (135)                     (135)
 Principal paid on notes receivable -Stock Purchase Loan Plan.......           ---                        36
                                                                          --------                  --------

 Net cash provided by financing activities..........................         1,120                     5,159
                                                                          --------                  --------
Net decrease in cash................................................          (459)                     (184)
Cash at beginning of period.........................................           619                       547
                                                                          --------                  --------
Cash at end of period...............................................      $    160                  $    363
                                                                          ========                  ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest.......................      $    594                  $    771
     Cash paid during the period for income taxes...................         2,895                     2,546
     Non-cash financing activity - notes receivable.................             0                     1,500


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

C. Expansion

   Since the end of the second quarter, the Company has opened nine new stores totaling approximately 37,000 square feet, three of which were relocations.

                                                                                  Approximate
         S&K Store Locations                             Date Opened            Square Footage
----------------------------------------------        -------------------     -----------------
       Alabama: Birmingham **                         September 23, 2000            3,200
                Birmingham (Trussville)               October 18, 2000              4,300

       Florida: Tampa                                 August 31, 2000               5,000

          Iowa: Des Moines                            August 4, 2000                4,900

      Kentucky: Louisville                            September 9, 2000             4,800

      Maryland: Hanover                               November 17, 2000*            3,600


   Mississippi: South Haven (Memphis, TN)             September 17, 2000            4,000


South Carolina: Myrtle Beach **                       August 25, 2000               3,200

      Virginia: Roanoke **                            November 12, 2000*            4,000

*  Opened in fourth quarter.
** Relocated store

Since January 29, 2000 the Company has opened 14 new stores totaling approximately 56,500 square feet.

   During the third quarter the Company relocated two stores, one in Birmingham, Alabama (4,000 sq. ft.) and one in Myrtle Beach, South Carolina (4,000 sq. ft.) and closed a store in Nashville, Tennessee (3,000 sq. ft.). Also, in mid November, the Company relocated a store in Roanoke, Virginia (4,100 sq. ft.), and closed it's stores in Marco Isle, Florida (3,100 sq. ft.) and Fort Worth, Texas (4,700 sq. ft.) because they had not met the Company's sales and profitability expectations.

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

Three Months and Nine Months Ended October 28, 2000 Compared to Three Months and Nine Months Ended October 30, 1999

RESULTS OF OPERATIONS

   The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months and nine months ended October 28, 2000 and October 30, 1999.


                                                               Percentage of Net Sales
                                               -------------------------------------------------------
                                                 Three Months Ended               Nine Months Ended
                                               ----------------------          -----------------------
                                               10/28/00      10/30/99          10/28/00       10/30/99
                                               --------      --------          --------       --------
Net sales......................................   100.0%        100.0%            100.0%         100.0%
Cost of sales..................................    49.7          50.8              50.4           51.7
                                               --------      --------          --------       --------
Gross profit...................................    50.3          49.2              49.6           48.3
Other costs and expenses:
 Selling, general and administrative...........    46.0          45.0              44.5           42.6
 Interest......................................     0.7           0.8               0.5            0.7
 Depreciation and amortization.................     2.2           2.1               2.1            2.0
 Other, net....................................     ---          (0.1)             (0.1)          ----
                                               --------      --------          --------       --------
Income before income taxes.....................     1.4           1.4               2.6            3.0
Provision for income taxes.....................     0.5           0.5               1.0            1.1
                                               --------      --------          --------       --------
Net income.....................................     0.9%          0.9%              1.6%           1.9%
                                               ========      ========          ========       ========

   Net sales in the third quarter were approximately equal with the net sales of same period last year and reflect the net addition of four new stores since October 30, 1999. Comparable store sales for the quarter decreased 3%. For the nine-month period, net sales increased by 2%, or $2.8 million over the same period last year. Comparable store sales for the nine months decreased 1%. During the third quarter, the Company opened seven new stores, two of which were relocations and closed one store which was not meeting the Company's sales and earnings expectations. There were 244 stores in operation as of October 28, 2000, compared to 240 stores at October 30, 1999.

   Cost of sales for the third quarter of fiscal 2001 was 49.7% of net sales compared to 50.8% of net sales for the third quarter last year. This 1.1% of net sales reduction was primarily due to a change in the mix of merchandise sold to inventory with higher initial markup offset to a small degree by increased freight activity and inventory shrinkage. For the nine-month period, cost of sales was 50.4% of net sales compared to 51.7% of net sales last year. The nine-month 1.3% of net sales reduction was primarily due to a change in the mix of merchandise sold to inventory with higher initial markup and, to a lesser extent, not needing to take as many markdowns, both offset to a small degree by increased inventory shrinkage.

   Selling, general and administrative expenses in the third quarter of fiscal 2001 were 46.0% of net sales compared to 45.0% of net sales last year. This 1.0% of net sales increase is attributable to increased store occupancy and supervision costs and higher than planned group health insurance claims. For the nine-month period, selling, general and administrative expenses were 44.5% of net sales versus 42.6% of net sales last year. This 1.9% of net sales increase in the year-to-date period was primarily due to higher cost and frequency of advertising in the first six months related to the Company's heavier emphasis on marketing which included the launch of a branding message campaign. The company's third quarter marketing costs were in-line with the levels of the third quarter last year. To a lesser degree, the year-to-date increase is attributable to higher store occupancy and supervision costs.

   Interest expense in the third quarter of fiscal 2001 was 0.7% of net sales compared to 0.8% of net sales last year. For the nine-month period, interest expense was 0.5% of net sales compared to 0.7% of net sales last year. These reductions of 0.1% and 0.2% of net sales, respectively, were primarily attributable to lower average borrowing levels this year offset in part by average interest rates which increased from 5.7% to 7.0% in the third quarter and from 5.5% to 6.8% in the first nine months.


LIQUIDITY AND CAPITAL RESOURCES

   The Company historically has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. Through the first nine months of fiscal 2001, the Company opened 12 new stores, four of which were relocations. The Company also expects to continue to repurchase it's common stock in the open market.
The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations, capital expenditures and stock repurchase initiatives.

   Operating activities provided net cash of $.7 million during the first nine months of fiscal year 2001 while it used net cash of $1.7 million in the comparable period last year. This fluctuation is primarily attributable to higher leveraging of trade payables.

   Net cash used in investing activities in fiscal 2001 was primarily for the purpose of store expansion, remodeling and the development of the Company's internet store. Net cash used in investing activities in fiscal 2000 was primarily for store expansion, remodelings and purchases of upgraded point-of-sale (POS) systems. Capital expenditures approximated $2.3 million and $3.7 million during the first nine months of fiscal 2001 and 2000, respectively. In the first nine months of fiscal 2001, the Company opened 12 new stores, four of which were relocations, remodeled four stores and developed it's internet store. For the same period last year, the Company opened 18 new stores, converted one to it's superstore format, remodeled three others and upgraded approximately 150 stores to its new POS systems.

   Financing activities for the first nine months of fiscal years 2001 and 2000 provided net cash of $1.1 million and $5.2 million, respectively. Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements which have an aggregate borrowing capacity of $40.0 million. In May, 2000, the Company renewed its credit agreements to May 31, 2003, which, at the Company's option, are then convertible to term loans expiring May 31, 2007. During the first nine months of fiscal years 2001 and 2000, the Company repurchased approximately $3.8 million and $3.5 million, respectively, of its common stock. As of October 28, 2000, the Company had net unused commitments of approximately $26.7 million under its revolving credit agreements.

Item 2.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

   During the first nine months of fiscal 2001 there were no material changes in the Company's market risk exposure or in management strategy as stated in the Company's 1999 Annual Report.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           (27) Financial Data Schedule (quarter ended October 28, 2000)

      (b) There were no reports filed on Form 8-K during the three months ended October 28, 2000.


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

                                         S & K FAMOUS BRANDS, INC.
                                         -------------------------
                                                 (Registrant)


Date:  December 5, 2000              /s/ Robert E. Knowles
                                    -----------------------------------------
                                    Robert E. Knowles
                                    Executive Vice President,
                                    Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial Officer)


Date:  December 5, 2000             /s/ Janet L. Jorgensen
                                    -------------------------------------------
                                    Janet L. Jorgensen
                                    Vice President and Controller
                                    Chief Accounting Officer
                                    (Principal Accounting Officer)