Form 10-K405
period 2000-12-31
S&K FAMOUS BRANDS INC
filed 2001-04-13
CIK 723924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 3, 2001

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

                           Commission File No. 0-11682

                             S&K FAMOUS BRANDS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Virginia                                      54-0845694
------------------------------------        ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

    11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:             (804) 346-2500
                                                              ------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered
---------------------------      -----------------------------------------------
           None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.50 par value
                     --------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes    X      No
          -------       -------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
      amendment to this Form 10-K.    (X)

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 11, 2001, was approximately $9,489,000.

      This figure was calculated by multiplying (i) the mean between the high and low prices for the registrant's common stock on April 11, 2001, as reported by The Nasdaq Stock Market, by (ii) the number of shares of the registrant's common stock not held by the officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is an affiliate of the registrant.

      As of April 11, 2001, 4,088,949 shares of the registrant's Common Stock, $0.50 par value were outstanding.

Documents Incorporated by Reference

The portions of the 2000 Annual Report to Shareholders ("2000 Annual Report") for the fiscal year ended February 3, 2001, referred to in Part II, are incorporated by reference into Part II. The portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 31, 2001, referred to in Part III, are incorporated by reference into Part III.

                                 PART I.

Item 1.  Business
         --------

     (a) General Development of Business

S&K Famous Brands, Inc. (the "Company") has been in business for 34 years. The Company began operations with one store and as of March 24, 2001 operates 237 stores. The Company was incorporated in Virginia in 1970, as successor to a business established in 1967. As used herein, the term "Company" includes the Company and its predecessors. The Company's corporate headquarters is located at 11100 West Broad Street, Richmond, Virginia; the telephone number is (804) 346-2500. For a discussion of the Company's business and its development during the fiscal year ended February 3, 2001 ("fiscal 2001"), see "Narrative Description of Business."

     (b)  Financial Information about Industry Segments

The Company operates in one segment, the retail sale of men's tailored clothing, furnishings, sportswear and accessories. Accordingly, data with respect to separate industry segments is not applicable and has not been reported herein.

     (c)  Narrative Description of Business

General
-------
The Company is engaged in the retail sale of men's apparel, that includes a full line of men's suits, sportcoats, slacks, shirts, ties, sportswear, shoes and related accessories, through stores trading as S&K Famous Brand Menswear (S&K). The Company sells in-season, first-quality, men's apparel, primarily with nationally recognized brand names, at 20% to 40% less than regular, full-priced department and specialty store prices.

The Company's operations are generally conducted under the name S&K Famous Brand Menswear. As of March 24, 2001 there are 237 stores in 27 states: Virginia, Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, West Virginia and Wisconsin. Except for three locations, all of the S&K stores are located either in strip shopping centers or enclosed shopping malls.

During fiscal 2001, the Company opened 15 new S&K stores, totaling approximately 61,300 square feet, in the following localities:

Alabama:        Birmingham (1), Trussville
Iowa:           Des Moines
Kentucky:       Louisville
Florida:        Jacksonville(1) , Sarasota, Tampa
Louisiana:      Alexandria(1)
Maryland:       Hanover
Mississippi:    South Haven
New York        Clay(1)
North Carolina: Garner
South Carolina: Myrtle Beach(1)
Tennessee:      Nashville(1)
Virginia:       Roanoke(1)

(1) These new stores were relocated from previous locations which were closed.

Additionally, in fiscal 2001, the Company closed 17 under-performing stores (seven of which were relocations), approximating 66,100 square feet, which were at the end of their lease term and which had not met the Company's sales and profitability expectations: Birmingham, Alabama; Ft. Myers, Jacksonville and Naples, Florida; Evansville, Indiana; Eddyville, Kentucky; Alexandria, Louisiana; Clay, New York, Upper Arlington, Ohio; Erie, Pennsylvania; Myrtle Beach, South Carolina; Bartlett and Nashville, Tennessee; Ft. Worth, Texas; Richmond and Roanoke, Virginia; and Kenosha, Wisconsin.

The following table summarizes information concerning store openings and closings during the fiscal years presented:


                                                            Fiscal Year Ended
-------------------------------------------------------------------------------------------------

Stores:                                   2/03/01      1/29/00     1/30/99     1/31/98    1/25/97
-------------------------------------------------------------------------------------------------

Open at beginning of year                     240          233         211         194        184
Closed during year                             17           15           8           9          8
Opened during year                             15           22          30          26         18
-------------------------------------------------------------------------------------------------

Open at end of year                           238          240         233         211        194
------------------------------------=============================================================

Relocations                                     7            1           2           8          2
-------------------------------------------------------------------------------------------------

During fiscal 2002, the Company plans to open approximately 10 new stores and close 10 under-performing locations. As of March 24, 2001, the Company has opened two new stores (both of which were relocations): Augusta, Georgia and York, Pennsylvania and closed a store in Toledo, Ohio.

Average sales per selling square foot for the stores included in comparable store sales statistics were: $213, $214, $218, $226, and $218 in the fiscal years ended 2001 through 1997, respectively. Other than the general economic and competitive environment, average sales per selling square foot are primarily influenced by three factors: sales levels in existing stores from year to year; the proportion of newer stores which, although profitable, might not have reached sales levels of more mature stores; and an increasing number of additional stores in existing markets, where the Company does not expect sales levels to be as high as in markets in which the Company operates a single store. New stores opened in existing markets may negatively impact existing store sales while increasing total market sales. The number of stores opened in existing markets were 14, 18, 16, 26 and 8, in fiscal years ended 2001 through 1997, respectively.

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

S&K promotes its Premier Club program for those customers who shop with the Company on a repeat basis. Members of the Premier Club receive periodic mailings throughout the year which usually contain special promotional opportunities, as well as free alterations for the life of garments purchased. Additionally, the Company has an Elite Rewards Program which it believes further strengthens customer loyalty by awarding additional incentives to those customers who reach various purchase levels on an annual basis.

The Company offers the S&K Premier Charge Card as another payment option for it's customers and believes this also enhances its customer service. Customers pay no annual fee and may even have special financing arrangements. Additionally, this program allows S&K to communicate regularly with S&K Premier Charge Card customers via their monthly statement.

S&K uses television as its primary advertising medium. Additionally, newspaper may be used occasionally for certain promotions or special events such as holiday sales or grand openings. The Company uses direct mail for Premier Club promotions and prospective customer mailings. The direct mail programs allow the Company to target Premier Club customers who have been the most responsive and loyal to S&K in the past or potential customers who fit the Company's demographic profile.

Purchasing and Distribution
---------------------------

Purchasing for all of the Company's stores is directed from the Company's headquarters in Richmond, Virginia, by it's Senior Vice President - Merchandise/Divisional Merchandise Manager.

The Company purchases branded merchandise directly from a number of nationally recognized manufacturers that produce labels such as Jones New York, Bill Blass, Daniel Hechter, Andrew Fezza, Emanuel Ungaro, Evan Picone, Claiborne for Men, Chaps by Ralph Lauren and Oleg Cassini. These purchases consist primarily of merchandise produced specifically from orders placed by S&K well in advance of manufacturers' production cycles allowing them to purchase fabrics advantageously and schedule production during off-peak manufacturing periods. The Company believes these buying practices enable it to sell this merchandise at prices generally 20% to 40% below prices regularly offered by full-priced department and specialty stores.

The Company also uses a number of high quality men's clothing factories which manufacture goods to its specifications for Company-owned labels, such as Roberto Villini, Kilburne & Finch, Tailors Row, Club Run, Fenzia, Deansgate and others. The Roberto Villini label is carried on suits, sportcoats and dress slacks tailored in Italy from some of the finest Italian fabrics and imported exclusively for S&K, as well as on complementing shirts and ties. The Kilburne & Finch label is carried on the Company's opening price point suit programs. The Tailors Row label (as well as Tailors Row Finery), which includes suits, blazers and slacks, offers a 100% worsted wool product with an exceptional level of tailoring and complements the Company's other clothing lines. The various manufacturing programs enable the Company to better control the quality, selection and depth of its merchandise and supplement apparel purchased from brand name manufacturers.

S&K works diligently to establish and maintain good vendor relationships. The Company purchases merchandise from approximately 200 vendors. Except for two vendors who accounted for approximately 18% and 11%, respectively, no other vendors exceeded 10% of the Company's purchases in fiscal 2001. S&K does not believe that the loss of any vendor would significantly impact the Company. The Company does not maintain any long-term purchase commitments or arrangements with any supplier and believes that there will be sufficient sources of merchandise to support its expansion plans with no adverse effect on its purchasing practices.

S&K has a basic item replenishment program with its major suppliers for much of its merchandise to fulfill customers' needs on a timely basis and increase the Company's inventory turnover. Substantially all of the Company's merchandise is received centrally at its 110,000 square foot distribution center in Richmond, Virginia. While the Company does have a program in place to ship direct to the stores from its vendors, most merchandise is sorted, priced (if not pre-ticketed by the vendor) and distributed from the distribution center. S&K's stores within an average 200 mile radius of Richmond receive merchandise once a week with deliveries generally made by the Company's own trucks. Deliveries are made one to two times a week to stores outside this radius using common carriers or package delivery companies. The Company continually enhances and refines its allocation and distribution processes (generally through technology improvements), and is in the process of implementing the ability to electronically communicate with a few selected vendors with the goal to shorten delivery time. The Company believes that through these enhancements and the availability of direct vendor shipments to its stores that there is sufficient capacity for receiving, storing and shipping merchandise to support the Company's future expansion plans.



Store Operations
----------------

Each store is under the direction of a general manager who is supervised by a district or area manager. The district managers generally supervise ten to fifteen stores while area managers supervise five to six stores. The district and area managers visit the stores frequently to review merchandise needs, personnel training and performance, and adherence to the Company's operating procedures. The Company also has a few market managers who maintain general manager responsibilities for their home store while supervising one or two other stores in the same market. The Company believes this program will assist in developing individuals for promotion to district or area manager.

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

Each store employs an average of six sales associates, some on a part-time basis. A weekly sales goal is established for each sales associate. The Company evaluates weekly productivity reports and conducts semi-annual Management by DevelopmentR goal reviews to assess each associate's performance.

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

All stores have a customized POS system which includes the following features: automatic price lookup including promotional pricing on markdown items, the ability to scan barcoded merchandise price tickets, the ability to capture and track Premiere Club purchase activity, store and employee productivity reporting capabilities including manpower scheduling, recording hours worked for all store employees, a merchandise locator service, alterations tracking and the ability to send and receive electronic mail. The Company monitors the performance of its POS systems and works closely with the vendor to develop enhancements to this software.

Store Expansion
---------------

The Company plans to continue its policy of pursuing suitable locations and opening new stores when attractive opportunities are presented. The strategy for expansion is to increase sales and market share through the development of additional store locations in both existing and new markets, subject to favorable economic conditions.

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

The Company currently has three formats: approximately 51% of the stores are considered to be traditional stores, 24% are outlets and 25% are superstores. The 3,900 square foot traditional S&K store provides a specialty store setting and is generally located in or near regional malls in mid-size markets. The 3,500 square foot outlet store is located within outlet centers and is designed to attract the bargain shopper. The 4,500-6,500 square foot superstore carries a much broader merchandise assortment, especially in tailored clothing. The larger format also enables the Company to use "shop concepts" within the store, i.e. - formal shop, Big & Tall shop, shoes, etc., as well as attractively display its "Corporate Casual" collection.

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

Employees
---------

As of February 3, 2001, the Company had approximately 2,200 employees, more than half of whom worked part-time. A number of part-time employees are usually added during the Christmas holiday season. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

New Accounting Pronouncements
-----------------------------

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. During fiscal 2001, SAB 101 had no impact on the recognition, presentation, or disclosure of revenue for the Company.

In March, 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB 25 "Accounting for Stock-Based Compensation", for certain issues, including the definition of an employee and the treatment of the acceleration of stock options. FIN 44 is generally effective for transactions occurring after July 1, 2000, but is applicable for certain transactions dating back to December 1998. FIN 44 had no impact on the Company's financial condition or results of operation for fiscal 2001.

Information Regarding Forward-Looking Statements
------------------------------------------------

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Company statements that are not historical facts, including statements about management's expectations for fiscal year 2002 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

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

     (h) changes in production or distribution costs of the Company's advertising; and

     (i) unusual weather patterns.


The Company assumes no obligation to update publicly or release revisions to any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 2.  Properties
         ----------

As of March 24, 2001 all but one of the Company's 237 stores are leased. The Company owns a superstore which it built and opened in March 1998. With the exception of three free-standing locations, all the stores are located in strip shopping centers, enclosed malls, or outlet centers. The square footage of the stores varies with store format. The traditional S&K store generally ranges in size from approximately 3,500 to 4,500 square feet, the outlet stores from 3,000 to 4,000 square feet and the superstores from 4,500 to 6,500 square feet. All stores are located in close proximity to population centers, department stores and other retail operations and are often situated near a major highway or thoroughfare.

As leases expire, the Company generally exercises a renewal option when desirable. It is S&K's strategy to negotiate its leases to include termination clauses exercisable within two years of initial occupancy. By exercising this termination clause when appropriate, S&K is able to minimize any long-term effect of opening an undesirable location which would be unable to meet volume and profitability expectations. Additionally, these termination clauses give the Company flexibility to relocate a store should a more attractive site become available in that market. In most cases, the Company's new stores have been profitable, on an operating basis, in the first full fiscal quarter of their operation.

The company closed seventeen stores in fiscal 2001 (seven of which were relocations): Birmingham, Alabama; Ft. Myers, Jacksonville and Naples, Florida; Evansville, Indiana; Eddyville, Kentucky; Alexandria, Louisiana; Clay, New York; Upper Arlington, Ohio; Erie, Pennsylvania; Myrtle Beach, South Carolina; Bartlett and Nashville, Tennessee; Ft. Worth, Texas; Richmond and Roanoke, Virginia; and Kenosha, Wisconsin.

As of March 24, 2001, the Company operated 237 stores in 27 states. The following summary recaps the number of current locations by state.


                                                               Number of stores

     Virginia ...........................................           25
     Alabama ............................................           12
     Arkansas ...........................................            4
     Florida ............................................           20
     Georgia ............................................           10
     Illinois ...........................................            9
     Indiana ............................................           11
     Iowa ...............................................            3
     Kansas .............................................            3
     Kentucky ...........................................            5
     Louisiana ..........................................            4
     Maine ..............................................            2
     Maryland ...........................................            2

     Michigan ...........................................           14
     Mississippi ........................................            2
     Missouri ...........................................            3
     New Jersey .........................................            1
     New York ...........................................           17
     North Carolina .....................................           24
     Ohio ...............................................           13
     Oklahoma ...........................................            2
     Pennsylvania .......................................            8
     South Carolina .....................................           13
     Tennessee ..........................................           15
     Texas ..............................................            8
     West Virginia ......................................            2
     Wisconsin ..........................................            5
                                                                   ---
     Total ..............................................          237


Store leases generally provide for an annual base rent of between $4.00 and $26.00 per square foot. Most leases contain provisions which require the payment of a percentage of sales as additional rent, generally when sales reach specified levels.

The Company's executive offices are located at its Corporate Headquarters and Central Distribution Center in Richmond, Virginia, and are owned by the Company. The total facility contains approximately 130,000 square feet, with the distribution center occupying approximately 110,000 of that square footage.

Item 3.  Legal Proceedings
        ------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

Executive Officers of the Registrant
------------------------------------

The executive officers of the Company who serve at the discretion of the Board of Directors are as follows:

Stuart C. Siegel, 58, is Chairman of the Board of Directors of the Company, and is Chief Executive Officer.

Donald W. Colbert, 51, is President and Chief Operating Officer and is a director of the Company.

Robert E. Knowles, 51, is Executive Vice President, Chief Financial Officer, Secretary and Treasurer.
Mr. Knowles is a Certified Public Accountant.

Weldon J. Wirick, III, 50, is Senior Vice President--Operations.

Robert F. Videtic, 53, is Senior Vice President, Divisional Merchandise Manager. Prior to January, 2001, Mr. Videtic was Vice President, Divisional Merchandise Manager

                                 PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
Matters
-------

Please see page 12 of the 2000 Annual Report under the caption "Selected Quarterly Data," which is incorporated herein by reference.

During the fiscal year ended February 3, 2001, the Company contributed 8,126 shares of its common stock to the S&K Famous Brands Employees' Savings/Profit Sharing Plan. The contribution was exempt from registration pursuant to section 3 (a) 2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the Company's securities.

Item 6.  Selected Financial Data
         -----------------------

Please see page 3 of the 2000 Annual Report under the caption "Five-Year Summary of Selected Financial Data," which is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Please see pages 3 and 4 of the 2000 Annual Report under the caption "Management's Discussion and Financial Review," which is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Please see page 4 of the 2000 Annual Report under the caption "Interest Rate Risk", which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

Please see Part IV, Item 14 (a) 1., captioned "Financial Statements," for a list of financial statements which are incorporated herein by reference from the 2000 Annual Report.

Please see page 12 of the 2000 Annual Report under the caption "Selected Quarterly Data," which is incorporated herein by reference.

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

Item 11. Executive Compensation
         ----------------------

Please see pages 5-6 and page 10 of the registrant's definitive Proxy Statement under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and page 4 of the registrant's definitive Proxy Statement under the caption "Directors' Compensation", which are incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

Please see page 4 and page 7 of the registrant's definitive Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Stock Purchase Loan Plans" which are incorporated herein by reference.

                                     PART IV


Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

               (a)      Documents filed as part of this report:                                        Page in
                                                                                                    Annual Report
                                                                                                    -------------

                    1.  Financial Statements:
                        ---------------------
                        The  following  financial  statements  of S&K Famous  Brands,  Inc.  and report of independent  accountants,  included in the  registrant's  2000
                        Annual Report are incorporated by reference in Item 8:

                        Statements of Income for the fiscal years ended February
                        3, 2001, January 29, 2000, and January 30, 1999                                   5

                        Statements of Changes in Shareholders' Equity for the fiscal years ended February 3, 2001, January 29, 2000, and
                        January 30, 1999                                                                  5

                        Balance Sheets at February 3, 2001, January 29, 2000, and
                        January 30, 1999.                                                                 6

                        Statements of Cash Flows for the fiscal years ended
                        February 3, 2001, January 29, 2000, and January 30, 1999                          7

                        Notes to Financial Statements                                                    8-11

                        Report of Independent Accountants                                                 12

                    2.  Financial Statement Schedules:
                        ------------------------------

                        None.

                    3.  Exhibits required to be filed by Item 601 of Regulation S-K:
                        ------------------------------------------------------------

                        See INDEX TO EXHIBITS

               (b) Reports on Form 8-K filed during the last quarter of the year ended February
                   3, 2001.

                        None.

Except for the information referred to in Items 5, 6, 7, 7A, 8 and 14(a) 1. hereof, the 2000 Annual Report to Shareholders for the fiscal year ended February 3, 2001 shall not be deemed to be filed pursuant to the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             S&K FAMOUS BRANDS, INC.



Date:  April 12, 2001        /s/ Stuart C. Siegel
                             ---------------------------------------
                             STUART C. SIEGEL
                             Chairman of the Board and Chief Executive Officer
                             (Principal Executive Officer)



Date:  April 12, 2001        /s/ Robert E. Knowles
                             ---------------------------------------
                             ROBERT E. KNOWLES
                             Executive Vice President, Chief Financial Officer,
                             Secretary and Treasurer (Principal Financial
                             Officer)



Date:  April 12, 2001        /s/ Janet L. Jorgensen
                             ---------------------------------------
                             JANET L. JORGENSEN
                             Vice President and Controller, Chief Accounting
                             Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 12, 2001        /s/ Stuart C. Siegel
                             ---------------------------------------
                             STUART C. SIEGEL, Chairman of the
                                Board of Directors



Date:  April 12, 2001        /s/ Robert L. Burrus, Jr.
                             ---------------------------------------
                             ROBERT L. BURRUS, JR., Director



Date:  April 12, 2001        /s/ Donald W. Colbert
                             ---------------------------------------
                             DONALD W. COLBERT, President and Chief Operating
                                Officer, Director



Date:  April 12, 2001        /s/ Andrew M. Lewis
                             ---------------------------------------
                             ANDREW M. LEWIS, Director



Date:  April 12, 2001        /s/ Steven A. Markel
                             ---------------------------------------
                             STEVEN A. MARKEL, Director



Date:  April 12, 2001        /s/ Troy A. Peery, Jr.
                             ---------------------------------------
                             TROY A. PEERY, JR., Director



Date:  April 12, 2001        /s/ Marshall B. Wishnack
                             ---------------------------------------
                             MARSHALL B. WISHNACK, Director

INDEX TO EXHIBITS

Exhibit No.

(3)  Articles of incorporation and bylaws

     a. Registrant's Amended and Restated Articles of Incorporation (conformed to include amendments to date), filed as Exhibit 3(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, are expressly incorporated herein by this reference.

     b. Amendment to registrant's Bylaws dated March 27, 2001 and registrant's amended and restated Bylaws (conformed to include amendments to date).

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

     d. First Amendment to Amended and Restated Credit Agreement dated April 2, 1999 between registrant and First Union National Bank as successor-in-interest to Signet Bank/Virginia filed as Exhibit 4(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999, is expressly incorporated herein by this reference

     e. Second Amendment dated July 30, 1999 to Amended and Restated Credit Agreement dated May 31, 1997 between registrant and First Union National Bank as successor-in-interest to Signet Bank/Virginia filed as Exhibit 4(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, is expressly incorporated herein by this reference.

     f. Credit Agreement dated as of May 31, 2000, between the registrant and SunTrust Bank, filed as Exhibit 4(a) to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 29, 2000, is expressly incorporated herein by this reference.

     g. Third Amendment dated May 31, 2000 to Amended and Restated Credit Agreement dated May 31, 1997 between registrant and First Union National Bank as successor-in-interest to Signet Bank/Virginia filed as Exhibit 4(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 29, 2000, is expressly incorporated herein by this reference.

(10) Material Contracts

    *a. Deferred compensation agreements dated February 1, 1988, between registrant and the following officers of the registrant: Stuart C. Siegel, Donald W. Colbert, Robert E. Knowles and Weldon J. Wirick, III, filed as Exhibit 19(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1988 (File #0-11682), are expressly incorporated herein by this reference.

    *b. 1983 Stock Option Plan as amended on May 28, 1987, filed as Exhibit 10(c) to registrant's Annual Report on Form 10-K for the year ended January 30, 1988 (File #0-11682), is expressly incorporated herein by this reference.

    *c. Executive Split Dollar Life Insurance Plan and Executive Split Dollar Life Insurance Agreement, dated May 1, 1990, between registrant and Stuart C. Siegel with a schedule of other participants and their respective coverage amounts, filed as Exhibit 10(e) to registrant's Annual Report on Form 10-K for the year ended January 30, 1993 (File #0-11682), is expressly incorporated herein by this reference.

    *d. 1991 Stock Option Plan, filed as Exhibit 19 to registrant's Quarterly Report on Form 10-Q for the quarter ended July 27, 1991 (File #0-11682), is expressly incorporated herein by this reference.

    *e. Amendment to 1991 Stock Option Plan, filed as Exhibit 19 to registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 1993 (File #0-11682), is expressly incorporated herein by this reference.

    *f. Amendment to 1991 Stock Option Plan, filed as Exhibit 10(g) to registrant's Annual Report on Form 10-K for the year ended January 31, 1998 (file #0-11682), is expressly incorporated herein by this reference.

    *g. 1995 Stock Purchase Loan Plan filed as Exhibit A to the registrant's definitive proxy statement for the Annual Meeting of Shareholders held on May 25, 1995 (file #0-11682) is expressly incorporated herein by this reference.

    *h. 1999 Stock Incentive Plan filed as Exhibit A to the registrant's definitive proxy statement for the Annual Meeting of Shareholders held on May 19, 1999 (file #0-11682) is expressly incorporated herein by this reference.

    *i. 2000 Stock Purchase Loan Plan filed as Exhibit A to the registrant's definitive proxy statement for the Annual Meeting of Shareholders held on May 18, 2000 (file #0-11682) is expressly incorporated herein by this reference.

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

     a. Registrant's 2000 Annual Report to Shareholders ("2000 Annual Report") for the fiscal year ended February 3, 2001.

(23) Consents of Experts and Counsel

     a.  Consent of Independent Accountants

* Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.