Form 10-Q
period 2001-05-05
S&K FAMOUS BRANDS INC
filed 2001-06-13
CIK 723924

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended May 5, 2001



                          Commission File No. 0-11682

                           S & K FAMOUS BRANDS, INC.
        ..............................................................
            (Exact name of registrant as specified in its charter)

              Virginia                                  54-0845694
    ...............................        ...................................
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


    11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
    .......................................................................
                    (Address of principal executive offices)


     Registrant's telephone number, including area code:    (804) 346-2500
                                                           ...................

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X      No _______
         --------

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 5, 2001.


               4,041,563 shares of Common Stock, $0.50 par value

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


                           S & K FAMOUS BRANDS, INC.
                             Statements of Income
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                      ----------------------
                                                        Three Months Ended
                                                      ----------------------
                                                        May 5,     April 29,
                                                         2001         2000
                                                      ----------  ----------
Net sales.........................................     $ 41,820    $ 41,350
Cost of sales.....................................       21,195      20,621
                                                       --------    --------

Gross profit......................................       20,625      20,729

Other costs and expenses:
   Selling, general and administrative............       17,436      17,570
   Interest.......................................          112         143
   Depreciation and amortization..................          817         783
   Other income, net..............................          (48)        (72)
                                                       --------    --------

Income before income taxes........................        2,308       2,305
Provision for income taxes........................          877         876
                                                       --------    --------

Net income........................................     $  1,431    $  1,429
                                                       ========    ========

Earnings per common share:                             $   0.35    $   0.31
   Basic                                               ========    ========

   Diluted........................................     $   0.35    $   0.31
                                                       ========    ========
Weighted average common shares
   Outstanding - basic............................        4,088       4,624
                                                       ========    ========
Weighted average common shares outstanding
   including dilutive potential common shares.....        4,089       4,626
                                                       ========    ========


See Notes to Financial Statements

                           S & K FAMOUS BRANDS, INC.
                                Balance Sheets
                   (In thousands, except per share amounts)

                                                                      -----------     ----------    -----------
                                                                         May 5,        April 29,    February 3,
                                                                          2001           2000          2001
                                                                      -----------     ----------    -----------
                                                                      (unaudited)     (unaudited)
Assets
Current assets:
  Cash..............................................................  $      372      $     444     $     439
  Accounts receivable...............................................         301            461           255
  Merchandise inventories...........................................      57,596         58,269        52,031
  Other current assets..............................................       2,746          2,867         2,896
                                                                      ----------      ---------     ---------
      Total current assets..........................................      61,015         62,041        55,621

Property and equipment, at cost:
  Land and buildings................................................       6,601          6,598         6,601
  Furniture, fixtures and equipment.................................      15,772         15,160        15,358
  Leasehold improvements............................................      16,592         16,736        16,789
                                                                      ----------      ---------     ---------
                                                                          38,965         38,494        38,748
  Less:  Accumulated depreciation and amortization..................      20,734         19,074        20,226
                                                                      ----------      ---------     ---------
                                                                          18,231         19,420        18,522

Other assets........................................................       5,933          5,117         5,805
                                                                      ----------      ---------     ---------
                                                                      $   85,179      $  86,578     $  79,948
                                                                      ==========      =========     =========

Liabilities and Shareholders' Equity

Current liabilities:
  Current maturities of long-term debt..............................  $      180      $     180     $     180
  Accounts payable..................................................      15,774         15,359         6,691
  Accrued compensation and related items............................         863          1,632         2,131
  Current and deferred income taxes.................................         517            696           694
  Other current liabilities.........................................       1,906          1,978         2,156
                                                                      ----------      ---------     ---------
       Total current liabilities....................................      19,240         19,845        11,852
Long-term debt......................................................       5,610          7,189         9,050
Other long-term liabilities.........................................       1,510          1,417         1,485
Deferred income taxes...............................................       1,699          1,672         1,695
Commitments
Shareholders' equity:
  Preferred stock, $1 par value; authorized shares, 500;
     issued and outstanding shares, none............................
  Common stock, $.50 par value, authorized shares,
     10,000; issued and outstanding shares, 4,042,
       4,613 and 4,109, respectively................................       2,021          2,306         2,054
  Capital in excess of par value....................................           0          3,669           266
  Notes receivable--Stock Purchase Loan Plan........................      (2,083)        (2,431)       (2,467)
  Retained earnings.................................................      57,182         52,911        56,013
                                                                      ----------      ---------     ---------
                                                                          57,120         56,455        55,866
                                                                      ----------      ---------     ---------
                                                                      $   85,179      $  86,578     $  79,948
                                                                      ==========      =========     =========

See Notes to Financial Statements.

                           S & K FAMOUS BRANDS, INC.
                           Statements of Cash Flows
                          Increase (Decrease) in Cash
                                (in thousands)
                                  (unaudited)

                                                                  ---------------------------------------------
                                                                                Three Months Ended
                                                                  ---------------------------------------------
                                                                        May 5,                    April 29,
                                                                         2001                       2000
                                                                  -------------------       -------------------
Cash flows from operating activities:
   Net income...........................................               $ 1,431                  $ 1,429
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization..................                   924                      885
         Gain on property dispositions, net.............                   (12)                       0
         Other..........................................                    25                       24
         Changes in assets and liabilities:
            Accounts receivable.........................                   (46)                     (41)
            Merchandise inventories.....................                (5,565)                  (6,731)
            Other current assets........................                   150                     (127)
            Other assets................................                  (128)                    (213)
            Accounts payable and accrued expenses.......                 7,663                    8,549
            Current and deferred income taxes...........                  (154)                    (239)
                                                                  -------------------       -------------------
   Net cash provided by operating activities............                 4,288                    3,536
                                                                  -------------------       -------------------
Cash flows from investing activities:
   Capital expenditures.................................                  (677)                    (705)
   Proceeds from property disposition...................                    56                        7
                                                                  -------------------       -------------------
   Net cash used for investing activities...............                  (621)                    (698)
                                                                  -------------------       -------------------
Cash flows from financing activities:
   Net paydowns of long term debt.......................                (3,395)                  (2,605)
   Repurchase of common stock...........................                  (661)                    (363)
   Reduction of Industrial Development Revenue Bond.....                   (45)                     (45)
   Principal paid on notes receivable -
      Stock Purchase Loan Plan..........................                   367                        0
                                                                  -------------------       -------------------
   Net cash used for financing activities...............                (3,734)                  (3,013)
                                                                  -------------------       -------------------
Net decrease in cash....................................                   (67)                    (175)
Cash at beginning of period.............................                   439                      619
                                                                  -------------------       -------------------
Cash at end of period...................................               $   372                  $   444
                                                                  ===================       ===================
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest............               $   125                  $   153
    Cash paid during the period for income taxes........                 1,051                    1,120


See Notes to Financial Statements.

                           S & K FAMOUS BRANDS, INC.

                         Notes to Financial Statements
                                  (unaudited)

A.   Accounting Policies

     The accompanying unaudited interim financial statements have been prepared by S & K Famous Brands, Inc. (the "Company") in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly reporting. In the opinion of the Company's management, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair representation of the financial position and results of operations for interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report and Form 10-K.

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

C.   Expansion

     Since February 3, 2001, the Company has opened three new stores totaling 11,800 square feet, all of which were relocations.

          S & K Store Locations                         Date Opened                   Square Footage
------------------------------------------    -----------------------------    ---------------------------
Georgia:         Augusta                              February 24, 2001                   4,100

Ohio:            Youngstown                            March 31, 2001                     4,500

Pennsylvania:    York                                 February 15, 2001                   3,200

Since the beginning of the year, the Company has relocated three stores--one in Augusta, Georgia (4,000 square feet), one in Youngstown, Ohio (5,000 square feet) and one in York, Pennsylvania (3,000 square feet) and closed one store-- in Toledo, Ohio (6,100 square feet). Since the end of the first quarter, the Company has also closed a store in Locust Grove, Georgia (3,000 square feet). These stores had not met the Company's sales and profitability expectations.

C.   Other Matters

     The Company issued 11,035 shares of its common stock to the S&K Famous Brands Employees' Savings/Profit Sharing Plan which resulted in an increase in Shareholders' Equity of $80,000. This $80,000 expense was accrued in fiscal 2001.

Item 2.   MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

     The statements contained in this quarterly report that are not historical facts, including statements about management's expectations for fiscal 2002 and beyond, may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, those discussed in the Company's 2000 Annual Report on Form 10-K.

Three Months Ended May 5, 2001 Compared to Three Months Ended April 29, 2000

RESULTS OF OPERATIONS

     The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three month periods ended May 5, 2001 and April 29, 2000.

                                                               Percentage of Net Sales
                                                         -----------------------------------
                                                                  Three Months Ended
                                                         -----------------------------------
                                                              5/05/01            4/29/00
                                                         ---------------      --------------
Net sales........................................             100.0%             100.0%
Cost of sales....................................              50.7               49.9
                                                         ---------------      --------------
Gross profit.....................................              49.3               50.1
Other costs and expenses:
     Selling, general and administrative.........              41.7               42.5
     Interest....................................               0.3               0.3
     Depreciation and amortization...............               1.9               1.9
     Other income, net...........................              (0.1)             (0.2)
                                                         ---------------      --------------
Income before income taxes.......................               5.5               5.6
Provision for income taxes.......................               2.1               2.1
                                                         ---------------      --------------
Net income.......................................               3.4%              3.5%
                                                         ===============      ==============

     Net sales in the first quarter of fiscal 2002 increased 1%, or $0.5
     ---------
million, over the same period last year, and reflect a net reduction of three stores. Comparable store sales were up 1% over last year. During the first quarter the Company opened three new stores (all of which were relocations) and closed one other location which had not met sales and profitability expectations. There were 237 stores in operation as of May 5, 2001, compared to 240 stores at April 29, 2000.

      Cost of sales in the first quarter of fiscal 2002 was 50.7% of net sales
      -------------
compared to 49.9% of net sales for the same period last year. This 0.8% of net sales increase was primarily due to changes in promotional programs on merchandise sold.

     Selling, general and administrative expenses in the first quarter of fiscal
     --------------------------------------------
2002 were 41.7% of net sales compared to 42.5% of net sales in the previous year. This 0.8% of net sales reduction was due primarily to lower advertising expense which was generally in-line with levels experienced in fiscal 2000. During the first half of fiscal 2001 the Company incurred higher cost and frequency of advertising in a one-time branding message campaign. These reductions in advertising were offset to a small degree by higher store payroll costs, utilities and group health claims.

     Interest expense was $112,000 in the first quarter of fiscal 2002 compared
     ----------------
to $143,000 in fiscal 2001, or .3% of net sales in both years. The lower expense was the result of lower average borrowings and lower rates over the previous year.

     Other income, net in the first quarter of fiscal 2002 was 0.1% of net sales
     -----------------
compared to .2% of net sales last year and is due to lower costs associated with store closings and slightly higher interest income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. The Company plans to open approximately 10 new stores in fiscal 2002, and plans to close or relocate approximately 10 under-performing locations. During the three months ended May 5, 2001, the Company opened three new stores (all of which were relocations) and closed one other store. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations and capital expenditures.

     Operating activities provided net cash of $4.3 million and $3.5 million in the first quarter of fiscal 2002 and 2001, respectively, and relates primarily to decreases in working capital.

     Net cash used for investing activities was primarily for the purpose of store expansion. Capital expenditures for the first quarter of fiscal 2002 and 2001 approximated $0.6 million and $0.7 million, respectively. In the first quarter of fiscal 2002 the Company opened three new stores while in fiscal 2001 it opened two new stores and developed it's Internet store.

     Financing activities for the first quarter of fiscal 2002 and 2001, used net cash of approximately $3.7 million and $3.0 million, respectively. Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements. During the first quarter of fiscal 2002, the Company used approximately $0.7 million for the repurchase of 84,450 shares of its common stock compared to $0.4 million for 51,300 shares in the same period last year. Additionally, during the first quarter of fiscal 2002 a former officer paid off notes receivable under the Stock Purchase Loan Plan approximating $0.4 million. The Company's revolving credit agreements with two banks aggregate $40.0 million. As of May 5, 2001, the Company had net unused commitments of approximately $35.8 million under the agreements.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

During the first three months of fiscal 2002 there were no material changes in the Company's market risk exposure or in management strategy as stated in the Company's 2000 Annual Report.

PART II.  OTHER INFORMATION

Item 2.    Changes in Securities

(c) During the quarter ended May 5, 2001, the Company contributed 11,035 shares of its common stock to the S&K Famous Brands Employees' Savings/Profit Sharing Plan. The contribution was exempt from registration pursuant to section 3(a)2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the Company's securities.


Item 4.    Submission of  Matters to a Vote of Security Holders

(a) The annual meeting of the Company's shareholders was held on May 31, 2001.

(b) & (c)  At the annual meeting, the shareholders elected seven directors and ratified the selection of independent accountants. The results of the voting were as follows:

           Election of Directors
           ---------------------

                         Director                                For                 Withheld
               --------------------------------             ------------          -------------
                Stuart C. Siegel                             3,890,534                19,847
                Robert L. Burrus, Jr.                        3,884,034                26,347
                Donald W. Colbert                            3,897,445                12,936
                Andrew M. Lewis, Ph.D.                       3,891,034                19,347
                Steven A. Markel                             3,798,134               112,247
                Troy A. Peery, Jr.                           3,885,487                24,894
                Marshall B. Wishnack                         3,895,834                14,547

           Ratification of PricewaterhouseCoopers LLP as Independent Accountants
           ---------------------------------------------------------------------

                    For                 Against                 Abstain
                -----------           -----------             -----------
                 3,907,997               1,450                    934

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b) There were no reports filed on Form 8-K during the three months ended May 5, 2001.



                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               S & K FAMOUS BRANDS, INC.
                                         ---------------------------------------
                                                     (Registrant)



Date:  June 13, 2001                     /s/ Robert E. Knowles
                                         ---------------------------------------
                                         Robert E. Knowles
                                         Executive Vice President,
                                         Chief Financial Officer,
                                         Secretary and Treasurer
                                         (Principal Financial Officer)


Date:  June 13, 2001                     /s/ Janet L. Jorgensen
                                         ---------------------------------------
                                         Janet L. Jorgensen
                                         Vice President and Controller
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)