Form 10-Q
period 2001-08-04
S&K FAMOUS BRANDS INC
filed 2001-09-17
CIK 723924

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended August 4, 2001


                          Commission File No. 0-11682

                            S & K FAMOUS BRANDS, INC.
     ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Virginia                                54-0845694
     ------------------------------------   ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or organization)


     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
     ---------------------------------------------------------------------------
                   (Address of principal executive offices)

     Registrant's telephone number, including area code:    (804) 346-2500
                                                            --------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X     No _____
        -------

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of August 4, 2001.

               4,041,563 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                           S & K FAMOUS BRANDS, INC.
                             Statements of Income
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                      ------------------------     -------------------------
                                                        Three Months Ended             Six Months Ended
                                                      ------------------------     -------------------------
                                                      August 4,      July 29,       August 4,      July 29,
                                                         2001          2000           2001,          2000
                                                      ---------      ---------     ----------     ----------
Net sales..........................................   $  35,499      $  36,834     $   77,319     $   78,184
Cost of sales......................................      18,720         19,008         39,915         39,629
                                                      ---------      ---------     ----------     ----------

Gross profit.......................................      16,779         17,826         37,404         38,555

Other costs and expenses:

   Selling, general and administrative.............      15,845         16,628         33,282         34,198
   Interest........................................         108            189            219            332
   Depreciation and amortization...................         795            803          1,612          1,586
   Other, net......................................          23             (9)           (25)           (81)
                                                      ---------      ---------     ----------     ----------

Income before income taxes.........................           8            215          2,316          2,520
Provision for income taxes.........................           3             82            880            958
                                                      ---------      ---------     ----------     ----------

Net income.........................................   $       5      $     133     $    1,436     $    1,562
                                                      =========      =========     ==========     ==========

Net income per common share:
   Basic...........................................   $    0.00      $    0.03     $     0.35     $     0.34
                                                      =========      =========     ==========     ==========

   Diluted.........................................   $    0.00      $    0.03     $     0.35     $     0.34
                                                      =========      =========     ==========     ==========

Weighted average common shares
   outstanding - basic.............................       4,042          4,546          4,065          4,585
                                                      =========      =========     ==========     ==========

Weighted average common shares outstanding
   including dilutive potential common shares......       4,068          4,549          4,079          4,587
                                                      =========      =========     ==========     ==========

See Notes to Financial Statements.

                           S & K FAMOUS BRANDS, INC.
                                Balance Sheets
                   (In thousands, except per share amounts)

                                                                                  ----------   -----------  -----------
                                                                                   August 4,     July 29,   February 3,
                                                                                     2001          2000        2001
                                                                                  ----------   -----------  -----------
                                                                                  (unaudited)  (unaudited)
Assets

Current assets:
     Cash......................................................................     $    525    $    502    $    439
     Accounts receivable.......................................................          304         352         255
     Merchandise inventories...................................................       51,118      51,261      52,031
     Prepaid income taxes......................................................        1,152       1,029          --
     Other current assets......................................................        2,991       3,777       2,896
                                                                                    --------    --------    --------
         Total current assets..................................................       56,090      56,921      55,621


Property and equipment, at cost:
     Land and buildings........................................................        6,603       6,598       6,601
     Furniture, fixtures and equipment.........................................       16,095      15,199      15,358
     Leasehold improvements....................................................       16,705      16,934      16,789
                                                                                    --------    --------    --------
                                                                                      39,403      38,731      38,748
     Less:  Accumulated depreciation and amortization..........................       21,443      19,496      20,226
                                                                                    --------    --------    --------
                                                                                      17,960      19,235      18,522
                                                                                       6,144       5,329       5,805
                                                                                    --------    --------    --------
Other assets...................................................................     $ 80,194    $ 81,485    $ 79,948
                                                                                    ========    ========    ========

Liabilities and Shareholders' Equity

Current liabilities:
     Current maturities of long-term debt......................................     $    180    $    180    $    180
     Accounts payable..........................................................        7,970       6,792       6,691
     Accrued expenses and related items........................................        1,206         754       2,131
     Current and deferred income taxes.........................................          141         140         694
     Other current liabilities.................................................        1,771       1,784       2,156
                                                                                    --------    --------    --------
         Total current liabilities.............................................       11,268       9,650      11,852

Long-term debt.................................................................        8,545      14,054       9,050
Other long-term liabilities....................................................        1,534       1,439       1,485
Deferred income taxes..........................................................        1,698       1,707       1,695
Commitments
Shareholders' equity:
     Preferred stock, $1 par value; authorized shares, 500;
       issued and outstanding shares, none.....................................
     Common stock, $.50 par value, authorized shares, 10,000; issued and
       outstanding shares, 4,042, 4,333 and 4,109 respectively.................        2,021       2,166       2,054
Capital in excess of par value.................................................           --       1,830         266
Notes receivable--Stock Purchase Loan Plan.....................................       (2,059)     (2,405)     (2,467)
Retained earnings..............................................................       57,187      53,044      56,013
                                                                                    --------    --------    --------
                                                                                      57,149      54,635      55,866
                                                                                    --------    --------    --------
                                                                                    $ 80,194    $ 81,485    $ 79,948
                                                                                    ========    ========    ========

See Notes to Financial Statements

                           S & K FAMOUS BRANDS, INC.
                           Statements of Cash Flows
                          Increase (Decrease) in Cash
                                (In thousands)
                                  (unaudited)


                                                                             ---------------------
                                                                               Six Months Ended
                                                                             ---------------------
                                                                             August 4,     July 29,
                                                                                2001         2000
                                                                              ---------    --------
     Cash flows from operating activities:
     Net income.........................................................      $   1,436    $  1,562
     Adjustments to reconcile net income to net cash
          provided by (used for) operating activities:
           Depreciation and amortization................................          1,832       1,794
           Loss on property dispositions, net...........................             73          52
           Other........................................................             49          46
           Changes in assets and liabilities:
            Accounts receivable.........................................            (49)         68
            Merchandise inventories.....................................            913         277
            Other current assets........................................            (95)     (1,037)
            Other assets................................................           (339)       (425)
            Accounts payable and accrued expenses.......................             90      (1,063)
            Current and deferred income taxes...........................         (1,683)     (1,790)
                                                                              ---------    --------
     Net cash provided by (used for) operating activities...............          2,227        (516)
                                                                              ---------    --------
     Cash flows from investing activities:
          Capital expenditures..........................................         (1,400)     (1,481)
          Proceeds from property disposition............................             58           7
                                                                              ---------    --------
          Net cash used for investing activities........................         (1,342)     (1,474)
                                                                              ---------    --------
     Cash flows from financing activities:
          Net (paydowns) borrowings under revolving bank
             lines of credit............................................           (415)      4,305
          Repurchase of common stock....................................           (661)     (2,342)
          Reduction of long term debt...................................            (90)        (90)
          Principal paid on notes receivable -
               Stock Purchase Loan Plan.................................            367          --
                                                                              ---------    --------
          Net cash (used for) provided by financing activities..........           (799)      1,873
                                                                              ---------    --------
     Net increase (decrease) in cash....................................             86        (117)
     Cash at beginning of period........................................            439         619
                                                                              ---------    --------
     Cash at end of period..............................................      $     525    $    502
                                                                              =========    ========

     Supplemental disclosure of cash flow information:
          Cash paid during the period for interest......................      $     238    $    335
          Cash paid during the period for income taxes..................          2,582       2,752

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

B.    Interim Results of Operations

      The Company's business is highly seasonal, with peak sales periods occurring during its fourth fiscal quarter, which includes the Christmas season. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Consequently, interim results should not be considered necessarily indicative of the results for the entire fiscal year.

C.    Expansion

      Since the end of the first quarter, the Company has opened three new stores totaling 13,200 square feet.

               S & K Store Locations               Date Opened    Square Footage
-----------------------------------------------  ---------------  --------------
Virginia:  Richmond (Gold Crest Center)          August 24, 2001  4,800
           Richmond (Creeks at Virginia Center)  August 24, 2001  4,800

Ohio:      Toledo                                August 31, 2001  3,600

During the second quarter, the Company closed four stores-- one in Locust Grove, Georgia, (3,000 square feet), one in Clarksville, Indiana (4,200 square feet), one in Saginaw, Michigan (4,000 square feet) and one in Columbus, Ohio (7,200 square feet). These stores had not met the Company's sales and profitability expectations, and the loss on the closings was not significant.

Year-to-date, the Company has opened three new stores and relocated three others, totaling approximately 25,000 square feet, while also closing five other stores.

D.    Other Matters

      During the first quarter of fiscal 2002, the Company issued 11,035 shares of its common stock to the S&K Famous Brands Employees' Savings/Profit Sharing Plan, which resulted in an increase in Shareholders' Equity of $80,000. This $80,000 expense was accrued in fiscal 2001.

Item 2.   MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

      The statements contained in this quarterly report that are not historical facts, including statements about management's expectations for fiscal 2002 and beyond, may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, those discussed in the Company's 2000 Annual Report on Form 10-K.

Three Months and Six Months Ended August 4, 2001 Compared to Three Months and Six Months Ended July 29, 2000

RESULTS OF OPERATIONS

      The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three-months and six-months ended August 4, 2001 and July 29, 2000.

                                                     Percentage of Net Sales
                                           -------------------------------------------
                                            Three Months Ended       Six Months Ended
                                           --------------------     ------------------
                                           8/4/01      7/29/00      8/4/01     7/29/00
                                           ------      --------     ------     -------
Net sales                                   100.0%       100.0%      100.0%      100.0%
Cost of sales............................    52.7         51.6        51.6        50.7
                                           ------      -------      ------     -------
Gross profit.............................    47.3         48.4        48.4        49.3
Other costs and expenses:
    Selling, general and administrative..    44.7         45.1        43.0        43.8
    Interest.............................     0.3          0.5         0.3         0.4
    Depreciation and amortization........     2.2          2.2         2.1         2.0
    Other, net...........................     0.1           --          --        (0.1)
                                           ------      -------      ------     -------
Income before incomes taxes..............      --          0.6         3.0         3.2
Provision for income taxes...............      --          0.2         1.1         1.2
                                           ------      -------      ------     -------
Net income...............................      --          0.4%        1.9%        2.0%
                                           ======      =======      ======     =======

      Net sales in the second quarter of fiscal 2002 decreased 3.6%, or $1.3
      ---------
million, compared to the same period last year, reflecting a net reduction of seven stores and a reduction in comparable store sales of 3%. For the six-month period, net sales decreased by 1.1%, or $0.9 million, compared to the same period last year. Comparable store sales for the six-month period were down 1%. During the second quarter the Company closed four stores which had not met sales and profitability expectations. There were 233 stores in operation as of August 4, 2001, compared to 240 stores at July 29, 2000.

      Cost of sales in the second quarter of fiscal 2002 was 52.7% of net sales
      -------------
compared to 51.6% of net sales for the same period last year. The 1.1% of net sales increase in the quarter and 0.9% of net sales increase in the first six months was primarily due to higher markdowns to clear older season merchandise, offset in part by higher capitalization of buying and occupancy costs to inventory.

      Selling, general and administrative expenses in the second quarter of
      --------------------------------------------
fiscal 2002 were 44.7% of net sales compared to 45.1% of net sales in the same quarter of the previous year. For the first six months in fiscal 2002, selling, general and administrative expenses were 43.0% of net sales compared to 43.8% of net sales last year. These three- and six-month reductions of 0.4% and 0.8% of net sales, respectively, were due primarily to lower advertising expense which was generally in-line with levels experienced in fiscal 2000. During the first half of fiscal 2001 the Company incurred higher cost and frequency of advertising in a one-time branding message campaign. These reductions in advertising were offset in part by higher store payroll costs and group health claims.

      Interest expense in the second quarter of fiscal 2002 was 0.3% of net
      ----------------
sales compared to 0.5% of net sales last year while for the six-month period it was 0.3% of net sales in fiscal 2002 versus 0.4% of net sales in fiscal 2001. The lower expense for the three- and six-month periods was primarily the result of lower rates compared to the previous year and to a lesser degree, lower average borrowings.


LIQUIDITY AND CAPITAL RESOURCES

      The Company historically has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. The Company planned to open approximately 10 new stores in fiscal 2002, and planned to close or relocate approximately 10 under-performing locations. During the six months ended August 4, 2001, the Company relocated three stores and closed five other locations, which had not met the Company's sales and profitability expectations. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations and capital expenditures.

      Operating activities provided net cash of $2.2 million in the first six months of fiscal 2002 while it used net cash of $0.5 million in the same period of fiscal 2001. This $2.7 million improvement was due primarily to fluctuations in working capital.

      Net cash used for investing activities was primarily for the purpose of store expansion. Capital expenditures for the first six months of fiscal 2002 and 2001 approximated $1.3 million and $1.5 million, respectively. Capital expenditures for the first six months of fiscal 2002 includes the costs to open three new stores while in fiscal 2001 it included five new stores and costs to develop the Company's Internet store.

      Financing activities for the first six months of fiscal 2002 used net cash of approximately $0.8 million while it provided net cash of $1.9 million in the same period of fiscal 2001. Financing activities primarily relate to fluctuations in the borrowing levels under the Company's revolving credit agreements. During the first six months of fiscal 2002, the Company used approximately $0.7 million for the repurchase of 84,450 shares of its common stock compared to $2.3 million for 331,380 shares in the same period last year. Additionally, during the first six months of fiscal 2002 a former officer paid off notes receivable under the Stock Purchase Loan Plan approximating $0.4 million. The Company's revolving credit agreements with two banks aggregate $40.0 million. As of August 4, 2001, the Company had net unused commitments of approximately $32.8 million under the agreements.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

During the first six months of fiscal 2002 there were no material changes in the Company's market risk exposure or in management strategy as stated in the Company's 2000 Annual Report.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          None

(b) There were no reports filed on Form 8-K during the three months ended August 4, 2001.



                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  S & K FAMOUS BRANDS, INC.
                                                  ------------------------------
                                                           (Registrant)



Date:  September 17, 2001                         /s/ Robert E. Knowles
                                                  ------------------------------
                                                  Robert E. Knowles
                                                  Executive Vice President,
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
                                                  (Principal Financial Officer)


Date:  September 17, 2001                         /s/ Janet L. Jorgensen
                                                  ------------------------------
                                                  Janet L. Jorgensen
                                                  Vice President and Controller
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)