Form 10-Q
period 2001-11-03
S&K FAMOUS BRANDS INC
filed 2001-12-11
CIK 723924

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 3, 2001

                          Commission File No. 0-11682

                           S & K FAMOUS BRANDS, INC.

       ...................................................................
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
                                                         .......................

                                 Not Applicable
   .........................................................................
   Former name, former address and former fiscal year, if changed since last report.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  X  No ___
       ---

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of November 3, 2001

               4,042,955 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                           S & K FAMOUS BRANDS, INC.
                              Statements of Income
                   (in thousands, except earnings per share)
                                  (unaudited)

                                                      -----------------------------        ------------------------------
                                                           Three Months Ended                    Nine Months Ended
                                                      -----------------------------        ------------------------------
                                                      November 3,       October 28,        November 3,        October 28,
                                                         2001               2000              2001               2000
                                                      -----------        -----------       -----------        -----------
Net sales........................................     $    35,445        $    37,235       $   112,764        $  $115,419

Cost of sales....................................          17,714             18,504            57,628             58,133
                                                      -----------        -----------       -----------        -----------
Gross profit.....................................          17,731             18,731            55,136             57,286

Other costs and expenses:
 Selling, general and administrative.............          16,785             17,115            50,067             51,313
 Interest........................................             103                266               322                598
 Depreciation and amortization...................             809                818             2,422              2,404
 Other, net......................................             (45)                 9               (71)               (72)
                                                      -----------        -----------       -----------        -----------

Income before income taxes.......................              79                523             2,396              3,043
Provision for income taxes.......................              30                199               910              1,156
                                                      -----------        -----------       -----------        -----------

Net income.......................................     $        49        $       324       $     1,486        $     1,887
                                                      ===========        ===========       ===========        ===========

Earnings per common share:

 Basic...........................................     $      0.01        $      0.08       $      0.37        $      0.42
                                                      ===========        ===========       ===========        ===========
 Diluted.........................................     $      0.01        $      0.08       $      0.36        $      0.42
                                                      ===========        ===========       ===========        ===========

Weighted average common shares
 outstanding - basic.............................           4,042              4,220             4,057              4,463
                                                      ===========        ===========       ===========        ===========
Weighted average common shares outstanding
 including dilutive potential shares.............           4,063              4,223             4,074              4,466
                                                      ===========        ===========       ===========        ===========

See Notes to Financial Statements.

                           S & K FAMOUS BRANDS, INC.
                                 Balance Sheets
                    (In thousands, except per share amounts)

                                                              -------------        -------------        ------------
                                                               November 3,          October 28,          February 3,
                                                                  2001                 2000                 2001
                                                              -------------        -------------        ------------
Assets                                                        (unaudited)          (unaudited)

Current assets:
 Cash........................................................  $        136        $         160        $        439
 Accounts receivable.........................................           542                  480                 255
 Merchandise inventories.....................................        62,625               66,602              52,031
 Prepaid income taxes........................................         1,175                  964                  --
 Other current assets........................................         3,210                3,060               2,896
                                                               ------------        -------------        ------------
   Total current assets......................................        67,688               71,266              55,621

Property and equipment, at cost:
 Land and buildings..........................................         6,603                6,598               6,601
 Furniture, fixtures and equipment...........................        16,383               15,389              15,358
 Leasehold improvements......................................        17,108               16,873              16,789
                                                               ------------        -------------        ------------
                                                                     40,094               38,860              38,748
 Less:  Accumulated depreciation and amortization............        22,236               19,871              20,226
                                                               ------------        -------------        ------------
                                                                     17,858               18,989              18,522
Other assets.................................................         6,355                5,567               5,805
                                                               ------------        -------------        ------------
                                                               $     91,901        $      95,822        $     79,948
                                                               ============        =============        ============

Liabilities and Shareholders' Equity

Current liabilities:
 Current maturities of long-term debt........................  $        180        $         180        $        180
 Accounts payable............................................        18,105               20,861               6,691
 Accrued expenses and related items..........................           715                1,353               2,131
 Current and deferred income taxes...........................           149                  130                 694
 Other current liabilities...................................         1,839                1,847               2,156
                                                               ------------        -------------        ------------
   Total current liabilities.................................        20,988               24,371              11,852

Long-term debt...............................................        10,425               14,773               9,050
Other long-term liabilities..................................         1,559                1,463               1,485
Deferred income taxes........................................         1,701                1,703               1,695
Commitments

Shareholders' equity:
 Preferred stock, $1 par value; authorized shares, 500;
   issued and outstanding shares, none
 Common stock, $.50 par value, authorized shares, 10,000;
   issued and outstanding shares, 4,043, 4,139 and 4,109,
   respectively..............................................         2,021                2,069               2,054
Capital in excess of par value...............................            --                  454                 266
Notes receivable--Stock Purchase Loan Plan...................        (2,036)              (2,380)             (2,467)
Retained earnings............................................        57,243               53,369              56,013
                                                               ------------        -------------        ------------
                                                                     57,228               53,512              55,866
                                                               ------------        -------------        ------------
                                                               $     91,901        $      95,822        $     79,948
                                                               ============        =============        ============

See Notes to Financial Statements.

                           S & K FAMOUS BRANDS, INC.
                            Statements of Cash Flows
                          Increase (Decrease) in Cash
                                 (In thousands)
                                  (unaudited)

                                                                              -------------------------------------
                                                                                          Nine Months Ended
                                                                              -------------------------------------
                                                                              November 3,               October 28,
                                                                                 2001                      2000
                                                                              -----------               -----------
Cash flows from operating activities:
Net income.................................................................   $     1,486               $     1,887
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization.........................................         2,749                     2,723
     Loss on property dispositions, net....................................            76                       145
     Other.................................................................            74                        70
     Changes in assets and liabilities:
      Accounts receivable..................................................          (287)                      (60)
      Merchandise inventories..............................................       (10,594)                  (15,064)
      Other current assets.................................................          (314)                     (320)
      Other assets.........................................................          (550)                     (663)
      Accounts payable and accrued expenses................................         9,825                    13,692
      Current and deferred income taxes....................................        (1,688)                   (1,739)
                                                                              -----------               -----------
   Net cash provided by operating activities...............................           777                       671
                                                                              -----------               -----------
Cash flows from investing activities:
   Capital expenditures....................................................        (2,220)                   (2,264)
   Proceeds from property disposition......................................            59                        14
                                                                              -----------               -----------
   Net cash used for investing activities..................................        (2,161)                   (2,250)
                                                                              -----------               -----------
Cash flows from financing activities:
   Net borrowings under revolving bank lines of credit.....................         1,510                     5,069
   Repurchase of common stock..............................................          (661)                   (3,814)
   Reduction of long-term debt.............................................          (135)                     (135)
   Principal paid on notes receivable -
      Stock Purchase Loan Plan.............................................           367                       ---
                                                                              -----------               -----------
   Net cash provided by financing activities...............................         1,081                     1,120
                                                                              -----------               -----------
Net decrease in cash.......................................................          (303)                     (459)
Cash at beginning of period................................................           439                       619
                                                                              -----------               -----------
Cash at end of period......................................................   $       136               $       160
                                                                              ===========               ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest................................   $       352               $       594
   Cash paid during the period for income taxes............................         2,626                     2,916

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

C. Expansion

   Since the end of the second quarter, the Company has opened eight new stores totaling approximately 33,000 square feet.

                                                                                                 Approximate
                S&K Store Locations                                 Date Opened                 Square Footage
------------------------------------------------------       -------------------------      ----------------------
     Florida:     Lakeland*                                      November 21, 2001                    3,300

     Georgia:     Lawrenceville                                   November 1, 2001                    3,600

        Ohio:     Beavercreek                                     October 11, 2001                    5,000
                  Toledo                                           August 31, 2001                    3,600

   Tennessee:     Chattanooga                                     October 23, 2001                    3,600

    Virginia:     Richmond (Gold Crest Center)                     August 24, 2001                    4,800
                  Richmond (Creeks at Virginia Center)             August 24, 2001                    4,800

    Wisconsin     Madison*                                       November 21, 2001                    4,300

*Since the end of the third quarter the Company relocated two stores, one in Lakeland, Florida (3,700 sq. ft.) and one in Madison, Wisconsin (5,100 sq. ft.)

   Year-to-date, the Company has opened 11 new stores, five of which were relocations, totaling approximately 44,800 square feet, while also closing five other stores, totaling approximately 24,500 square feet, which had not met sales and profitability expectations.

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

   The statements contained in this quarterly report that are not historical facts, including statements about management's expectation for fiscal 2002 and beyond, may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, those discussed in the Company's 2000 Annual Report on Form 10-K.

Three Months and Nine Months Ended November 3, 2001 Compared to Three Months and Nine Months Ended October 28, 2000

RESULTS OF OPERATIONS

   The following table sets forth-certain items in the Statements of Income as a percentage of net sales for the three months and nine months ended November 3, 2001 and October 28, 2000.

                                                                                 Percentage of Net Sales
                                                        -------------------------------------------------------------------------
                                                             Three Months Ended                         Nine Months Ended
                                                        -----------------------------            --------------------------------
                                                          11/3/01            10/28/00               11/3/01              10/28/00
                                                        ---------           ---------            ----------             ---------
Net sales                                                   100.0%              100.0%                100.0%                100.0%
Cost of sales......................................          50.0                49.7                  51.1                  50.4
                                                        ---------           ---------            ----------             ---------
Gross profit.......................................          50.0                50.3                  48.9                  49.6
Other costs and expenses:
 Selling, general and administrative...............          47.3                46.0                  44.4                  44.5
 Interest..........................................           0.3                 0.7                   0.3                   0.5
 Depreciation and amortization.....................           2.3                 2.2                   2.1                   2.1
 Other, net........................................          (0.1)                ---                   ---                  (0.1)
                                                        ---------           ---------            ----------             ---------
Income before income taxes.........................           0.2                 1.4                   2.1                   2.6
Provision for income taxes.........................           0.1                 0.5                   0.8                   1.0
                                                        ---------           ---------            ----------             ---------
Net income.........................................           0.1%                0.9%                  1.3%                  1.6%
                                                        =========           =========            ==========             =========

   Net sales in the third quarter of fiscal 2002 decreased 4.8%, or $1.8
   ---------
million, compared to the same period last year, reflecting a net reduction of five stores and a reduction in comparable store sales of 5%. For the nine-month period, net sales decreased by 2.3%, or $2.7 million, compared to the same period last year. Comparable store sales for the nine-month period decreased 2%. During the third quarter, the Company opened six new stores. There were 239 stores in operation as of November 3, 2001, compared to 244 stores at October 28, 2000.

   Cost of sales for the third quarter of fiscal 2002 was 50.0% of net sales
   -------------
compared to 49.7% of net sales for the same period last year. This 0.3% of net sales increase was primarily due to lower inventory levels which expensed previously capitalized buying and occupancy costs, offset in part by lower inventory shrinkage. For the nine-month period, cost of sales was 51.1% of net sales compared to 50.4% of net sales last year. The nine-month 0.7% of net sales increase was mostly due to higher markdowns, primarily to clear older season merchandise, offset in part by lower inventory shrinkage.

     Selling, general and administrative expenses in the third quarter of fiscal
     --------------------------------------------
2002 were 47.3% of net sales compared to 46.0% of net sales last year. This 1.3% of net sales increase was attributable to experiencing lower than expected sales while incurring planned levels of store payroll and occupancy costs and higher group health insurance claims, offset in part by lower advertising costs. For the nine-month period, selling, general and administrative expenses were 44.4% of net sales versus 44.5% of net sales last year. This 0.1% of net sales decrease was primarily due to lower advertising expenses which approximated levels experienced in fiscal 2000. During the first half of fiscal 2001 the Company incurred higher cost and frequency of advertising in a one-time branding message campaign. This reduction in advertising was offset in part by higher store payroll costs and group health insurance claims.

     Interest expense in the third quarter of fiscal 2002 was 0.3% of net sales
     ----------------
compared to 0.7% of net sales last year. For the nine-month period interest expense was 0.3% of net sales in fiscal 2002 compared to 0.5% of net sales last year. These reductions of 0.4% and 0.2% of net sales, respectively, were primarily the result of lower rates compared to the previous year, and to a lesser degree, lower average borrowing levels.


LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. Year-to-date, the Company has opened 11 new stores, five of which were relocations. Additionally, the Company has closed five underperforming stores, which had not met the Company's sales and profitability expectations. The Company believes that its sources of liquidity and capital resources will continue to be sufficient to fund its operations and capital expenditures.

     Operating activities provided net cash of $0.8 million and $0.7 million during the first nine months of fiscal 2002 and fiscal 2001, respectively. This fluctuation is generally attributable to reductions in inventory growth offset by lower growth in payables and lower net income.

     Net cash used for investing activities was primarily for the purpose of store expansion. Capital expenditures for the first nine months of both fiscal 2002 and fiscal 2001 approximated $2.2 million. In the fiscal 2002 period, capital expenditures include the costs to open 11 new stores and remodel five stores, while in the fiscal 2001 period, it included 12 new stores, remodeling of four stores and costs to develop the Company's Internet store.

     Financing activities for the first nine months of both fiscal 2002 and fiscal 2001 provided net cash of $1.1 million and related primarily to fluctuations in the borrowing levels under the Company's revolving credit agreements. During the first nine months of fiscal 2002, the Company used approximately $0.7 million for the repurchase of 84,450 shares of its common stock compared to $3.8 million for 525,280 shares in the same period last year. Additionally, fiscal 2002 includes approximately $0.4 million related to the payoff of notes receivable under the Stock Purchase Loan Plan. The Company's revolving credit agreements with two banks aggregate $40.0 million. As of November 3, 2001, the Company had net unused commitments of approximately $30.9 million under the agreements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

     During the first nine months of fiscal 2002 there were no material changes in the Company's market risk exposure or in management strategy as stated in the Company's 2000 Annual Report.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               None

         (b) There were no reports filed on Form 8-K during the three months ended November 3, 2001.


                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             S & K FAMOUS BRANDS, INC.
                                             ------------------------
                                                   (Registrant)



Date:  December 10, 2001            /s/ Robert E. Knowles
                                    ---------------------
                                    Robert E. Knowles
                                    Executive Vice President, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (Principal Financial Officer)


Date:  December 10, 2001            /s/ Janet L. Jorgensen
                                    ----------------------
                                    Janet L. Jorgensen
                                    Vice President and Controller
                                    Chief Accounting Officer
                                    (Principal Accounting Officer)