Form 10-K
period 2002-02-02
S&K FAMOUS BRANDS INC
filed 2002-04-12
CIK 723924

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 2, 2002

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

                           Commission File No. 0-11682

                             S&K FAMOUS BRANDS, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Virginia                                     54-0845694
-----------------------------------      ---------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:                    (804) 346-2500
                                                                    --------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                                     Name of each exchange on which registered
--------------------------                                  -----------------------------------------

           None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.50 par value
                       -----------------------------------
                                (Title of Class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes    X      No _____
               --------
================================================================================

          Indicate by check mark if disclosure of delinquent filers pursuant to
          Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

          The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 3, 2002, was approximately $12,884,000.

          This figure was calculated by multiplying (i) the mean between the high and low prices for the registrant's common stock on April 3, 2002, as reported by The Nasdaq Stock Market, by (ii) the number of shares of the registrant's common stock not held by the officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is an affiliate of the registrant.

          As of April 3, 2002, 4,056,504 shares of the registrant's Common Stock, $0.50 par value were outstanding.

Documents Incorporated by Reference

The portions of the 2001 Annual Report to Shareholders ("2001 Annual Report") for the fiscal year ended February 2, 2002, referred to in Part II, are incorporated by reference into Part II. The portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 23, 2002, referred to in Part III, are incorporated by reference into Part III.

                                     PART I.

Item 1.  Business
         --------

         (a)    General Development of Business

S&K Famous Brands, Inc. (the "Company") has been in business for over 34 years. The Company began operations with one store and as of March 29, 2002 operates 237 stores. The Company was incorporated in Virginia in 1970, as successor to a business established in 1967. As used herein, the term "Company" includes the Company and its predecessors. The Company's corporate headquarters is located at 11100 West Broad Street, Richmond, Virginia; the telephone number is (804) 346-2500. For a discussion of the Company's business and its development during the fiscal year ended February 2, 2002 ("fiscal 2002"), see "Narrative

         (b)    Financial Information about Industry Segments

The Company operates in one segment, the retail sale of men's tailored clothing, furnishings, sportswear, shoes and accessories. Accordingly, data with respect to separate industry segments is not applicable and has not been reported herein.

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

The Company's operations are generally conducted under the name S&K Famous Brand Menswear. As of March 29, 2002 there are 237 stores in 27 states: Virginia, Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, West Virginia and Wisconsin. Except for three locations, all of the S&K stores are located either in strip shopping centers or enclosed shopping malls.

During fiscal 2002, the Company opened ten new S&K stores, totaling approximately 41,800 square feet, in the following localities:

Georgia:            Augusta/(1)/, Lawrenceville
Florida:            Lakeland/(1)/
Ohio:               Beavercreek, Toledo, Youngstown/(1)/
Tennessee:          Chattanooga
Virginia:           Richmond (2 stores)
Wisconsin:          Madison/(1)/

/(1)/ These new stores were relocated from previous locations which were closed.

Additionally, in fiscal 2002, the Company closed 11 under-performing stores (four of which were relocations), approximating 49,400 square feet, which were at the end of their lease term and which had not met the Company's sales and profitability expectations: Ft. Lauderdale and Tampa-Lakeland, Florida; Augusta and Locust Grove, Georgia; Clarksville, Indiana; Flint and Saginaw Michigan; Columbus, Toledo and Youngstown, Ohio; and Madison, Wisconsin.

The following table summarizes information concerning store openings and closings during the fiscal years presented:

                                              -----------------------------------------------------------------

                                                                          Fiscal Year Ended

         ------------------------------------------------------------------------------------------------------

         Stores:                                 2/02/02       2/03/01       1/29/00      1/30/99     1/31/98
         ------------------------------------------------------------------------------------------------------
         Open at beginning of year                      238           240          233          211         194
         Closed during year                              11            17           15            8           9
         Opened during year                              10            15           22           30          26
         ------------------------------------------------------------------------------------------------------

         Open at end of year                            237           238          240          233         211
         -------------------------------------=================================================================

         Relocations                                      4             7            1            2           8
         ------------------------------------------------------------------------------------------------------

During fiscal 2003, the Company plans to open approximately ten new stores and close five under-performing locations.

Average sales per selling square foot for the stores included in comparable store sales statistics were: $204, $213, $214, $218, and $226 in the fiscal years ended 2002 through 1998, respectively. Other than the general economic and competitive environment, average sales per selling square foot are primarily influenced by three factors: sales levels in existing stores from year to year; the proportion of newer stores which, although profitable, might not have reached sales levels of more mature stores; and an increasing number of additional stores in existing markets, where the Company does not expect sales levels to be as high as in markets in which the Company operates a single store. New stores opened in existing markets may negatively impact existing store sales while increasing total market sales. The number of stores opened in existing markets were 9, 14, 18, 16 and 26 in fiscal years ended 2002 through 1998, respectively.

Merchandise and Marketing
-------------------------
The merchandise offered in the Company's stores feature a wide variety of nationally recognized labels from America's leading manufacturers as well as the Company's exclusive, private labels. This first-quality merchandise is purchased directly from manufacturers or produced to S&K's specifications and sold at prices substantially lower than those regularly charged by department and specialty stores. The Company does not purchase any "seconds" or "irregulars". S&K offers a complete line of men's apparel: suits, sportcoats, furnishings, casual clothing, shoes and accessories. Additionally, the Company offers a custom-order program for the hard-to-fit customer with an emphasis toward the "Big & Tall" market. The Company's "Corporate Casual" collection is sportcoat driven, with a coordinating slack and sportswear focus, and responds to the relaxed dress codes found in the workplace.

S&K's sales associates provide the level and quality of customer service generally found in exclusive men's clothing stores. These services include providing basic alterations at modest cost, soliciting comments from customers as to their satisfaction with the merchandise and services, maintaining customer files on special preferences, and offering a liberal refund policy for returned merchandise, including a money-back guarantee. S&K promotes its Premier Club program for those customers who shop with the Company on a repeat basis. Members of the Premier Club receive periodic mailings throughout the year which usually contain special promotional opportunities, as well as free alterations for the life of garments purchased. Additionally, the Company has a Premier Club Rewards Program which it believes further strengthens customer loyalty by awarding additional incentives to those customers who reach various purchase levels on an annual basis.

The Company offers the S&K Premier Charge Card as another payment option for its customers and believes this also enhances its customer service. Customers pay no annual fee and may even have special financing arrangements. Additionally, this program allows S&K to communicate regularly with S&K Premier Charge Card customers via their monthly statement.

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

Purchasing and Distribution
---------------------------
Purchasing for all of the Company's stores is directed from the Company's headquarters in Richmond, Virginia, by its Senior Vice President - Merchandise/Divisional Merchandise Manager.

The Company purchases branded merchandise directly from a number of nationally recognized manufacturers that produce labels such as Jones New York, Bill Blass, Albert Nipon, Andrew Fezza, Emanuel Ungaro, Perry Ellis, Evan Picone, Chaps by Ralph Lauren, Claiborne for Men and Oleg Cassini. These purchases consist primarily of merchandise produced specifically from orders placed by S&K well in advance of manufacturers' production cycles allowing them to purchase fabrics advantageously and schedule production during off-peak manufacturing periods. The Company believes these buying practices enable it to sell this merchandise at prices generally 20% to 40% below prices regularly offered by full-priced department and specialty stores.

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

S&K works diligently to establish and maintain good vendor relationships. The Company purchases merchandise from approximately 140 vendors. Except for one vendor who accounted for approximately 21%, no other vendors exceeded 10% of the Company's purchases in fiscal 2002. S&K does not believe that the loss of any vendor would significantly impact the Company. The Company does not maintain any long-term purchase commitments or arrangements with any supplier and believes that there will be sufficient sources of merchandise to support its expansion plans with no adverse effect on its purchasing practices.

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

S&K has replenishment programs with its major suppliers for the merchandise it considers to be "basics". These replenishment programs allow the Company to fill back in on what has just sold, increasing the Company's inventory turnover. The Company continually enhances and refines its allocation and distribution processes (generally through technology improvements), and in fiscal 2002 began its implementation of EDI (electronic data interchange). EDI allows the Company to electronically communicate with selected vendors with the goal to shorten delivery time. The Company currently has approximately 15 vendors operating under this program and has shortened the time to replenish their products to the stores by seven to ten days. The Company believes that through these enhancements and the availability of direct vendor shipments to its stores that there is sufficient capacity for receiving, storing and shipping merchandise to support the Company's future expansion plans.

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

The Company uses a multi-disciplinary training course specifically developed for S&K associates. All store associates participate in this 75-day self-study program, which the Company calls its "Pride" program (previously called "Gold Star"). This program sets a personalized standard of performance for each sales associate on a weekly basis and closely monitors their progress. Additionally, throughout the year, the Company conducts numerous one-week, in-house training seminars for selected management trainees and full-time sales associates. These developmental programs are enhanced by continuous on-the-job training, video training and periodic, in-district meetings conducted by district and area managers or one of the four Vice Presidents - Operations. Annually, all general managers are brought to Richmond to participate in a 4-day corporate training and team building session.

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

All sales are accepted with cash, personal checks or independent credit cards (Visa/Master Card/Discover/S&K Premier Charge Card). During fiscal 2002, the Company also began accepting debit cards. The Company assumes no credit risk on credit card purchases but pays a customary percentage of those sales to a credit card processor as a service charge. The Company has a liberal refund policy on returned merchandise.

Information Management and Point-of-Sale System
-----------------------------------------------
Inventory records are controlled centrally and updated daily utilizing an automated point-of-sale (POS) system. Each store's POS system is polled nightly by the Company's computerized information system. This system assimilates all data and interfaces with the Company's automated merchandise control, ordering, replenishment, EDI and open-to-buy systems. Physical inventories are generally conducted in the stores twice a year to verify and enhance the accuracy of the merchandise information system. Additionally, the store general managers provide daily information to the central office where it is subjected to various sales, cash and inventory procedures.

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

The S&K stores are designed to provide what the Company believes is required by the modern-day value-conscious consumers of menswear. The Company's store formats are designed to attract a broad mix of customers by providing the customer with the opportunity to make purchases quickly during leisure time as well as having quality merchandise displayed in attractive store settings using a wide variety of merchandising techniques.

The Company currently has two formats: approximately 77% of the stores are considered to be traditional stores while 23% are outlets. In prior years, the Company differentiated a small group of its larger square foot traditional stores as superstores. As elements of the superstore format were successful they were incorporated into the other two formats and the Company no longer believes these differentiations to be significant. The 4,300 square foot traditional S&K store provides a specialty store setting and is generally located in or near regional malls in mid-size markets. The 3,500 square foot outlet store is located within outlet centers and is designed to attract the bargain shopper.

Seasonality
-----------
The Company's business is highly seasonal, with peak sales periods occurring during the fourth fiscal quarter, which includes the Christmas season. The fourth fiscal quarter generally accounts for approximately 30-35% of the Company's net sales and 50-60% of its net earnings for a fiscal year.

Working Capital
---------------
The Company has historically funded its working capital from internally generated funds and from bank borrowings and expects these sources to continue to be adequate for the foreseeable future.

Competition
------------
The retail men's apparel business is highly competitive. The Company's stores compete with department stores, other men's specialty stores and discount clothing stores. The Company competes on the basis of price, quality and selection of merchandise, as well as customer service and store location. Many of its competitors are considerably larger than the Company and have substantially greater financial and other resources. At various times throughout the year, department store chains and full-priced specialty shops offer brand name merchandise at substantial markdowns, which may result in prices matching or less than those regularly offered by the Company.

Employees
---------
As of February 2, 2002, the Company had approximately 2,300 employees, more than half of whom worked part-time. A number of part-time employees are usually added during the Christmas holiday season. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

New Accounting Pronouncements
-----------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 is not expected to have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 is not expected to have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002, and it is not expected to have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and is not expected to have a material impact on the Company's financial statements.

Information Regarding Forward-Looking Statements
------------------------------------------------
The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Company statements that are not historical facts, including statements about management's expectations for fiscal year 2003 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

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

     (c) changes in availability of working capital and capital expenditure financing, including the availability of the Company's credit facilities to support seasonal borrowing needs and the development of retail stores;

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

     (g) the ability to maintain an effective leadership team in a dynamic environment of changes in the cost and availability of a suitable work force to manage and support the Company's service- driven operating strategy;

     (h) changes in production or distribution costs of the Company's advertising; and

     (i)      unusual weather patterns.

The Company assumes no obligation to update publicly or release revisions to any forward-looking statements, whether as a result of new information, future events or otherwise.

The United States retail industry and the specialty apparel retail industry in particular, are dynamic by nature and have undergone significant changes in recent years. The Company's ability to anticipate and successfully respond to continuing challenges is key to achieving its expectations.

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

Item 2.  Properties
-------------------

As of March 29, 2002 all but one of the Company's 237 stores are leased. The Company owns a "flagship" traditional store, which it built and opened in March 1998. With the exception of three freestanding locations, all the stores are located in strip shopping centers, enclosed malls, or outlet centers. The square footage of the stores varies with store format. The traditional S&K store generally ranges in size from approximately 3,500 to 5,000 square feet and the outlet stores from 3,000 to 4,000 square feet. All stores are located in close proximity to population centers, department stores and other retail operations and are often situated near a major highway or thoroughfare.

As leases expire, the Company generally exercises a renewal option when desirable. It is S&K's strategy to negotiate its leases to include termination clauses exercisable within two years of initial occupancy. By exercising this termination clause when appropriate, S&K is able to minimize any long-term effect of opening an undesirable location, which would be unable to meet volume and profitability expectations. Additionally, these termination clauses give the Company flexibility to relocate a store should a more attractive site become available in that market. In most cases, the Company's new stores have been profitable, on an operating basis, in the first full fiscal quarter of their operation.

The company closed 11 stores in fiscal 2002 (four of which were relocations):
Ft. Lauderdale and Tampa-Lakeland, Florida; Augusta and Locust Grove, Georgia; Clarksville, Indiana; Flint and Saginaw Michigan; Columbus, Toledo and Youngstown, Ohio; and Madison, Wisconsin.

As of March 29, 2002, the Company operated 237 stores in 27 states. The following summary recaps the number of current locations by state.

                                                             Number of stores

         Virginia ..................................................  27
         Alabama ...................................................  12
         Arkansas ..................................................   4
         Florida ...................................................  19
         Georgia ...................................................  10
         Illinois ..................................................   9
         Indiana ...................................................  10
         Iowa ......................................................   3
         Kansas ....................................................   3
         Kentucky ..................................................   5
         Louisiana .................................................   4
         Maine .....................................................   2
         Maryland ..................................................   2
         Michigan ..................................................  12
         Mississippi ...............................................   2
         Missouri ..................................................   3
         New Jersey ................................................   1
         New York ..................................................  17
         North Carolina ............................................  24
         Ohio ......................................................  14
         Oklahoma ..................................................   2
         Pennsylvania ..............................................   8
         South Carolina ............................................  13
         Tennessee .................................................  16
         Texas .....................................................   8
         West Virginia .............................................   2
         Wisconsin .................................................   5
                                                                     ---
         Total ..................................................... 237

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

Executive Officers of the Registrant
------------------------------------

The executive officers of the Company who serve at the discretion of the Board of Directors are as follows:

Stuart C. Siegel, 59, is Chairman of the Board of Directors of the Company, and is Chief Executive Officer.

Donald W. Colbert, 52, is President and Chief Operating Officer and is a director of the Company.

Robert E. Knowles, 52, is Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Knowles is a Certified Public Accountant.

Jon R. Vinegar, 45, is Vice President, Divisional Merchandise Manager since February 2000. Between November 1999 and February 2000, Mr. Vinegar was a Divisional Merchandise Manager - Men's Clothing & Furnishings with Belk Department Stores; previously he was Vice President, Divisional Merchandise Manager with S&K Famous Brands, Inc.

Weldon J. Wirick, III, 51, is Senior Vice President--Training and Associate Development. Prior to January 2002, Mr. Wirick was Senior Vice President-- Operations.

Robert F. Videtic, 54, is Senior Vice President, Divisional Merchandise Manager. Prior to January 2001, Mr. Videtic was Vice President, Divisional Merchandise Manager

On March 27, 2002, the Company announced that Stewart M. Kasen will become President and Chief Executive Officer of the Company effective in mid-April 2002 and has joined the Company's Board of Directors. Stuart C. Siegel will continue as Chairman of the Board of the Company, and Donald W.Colbert will become Vice Chairman and continue as Chief Operating Officer.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
         Matters
         -------

Please see page 12 of the 2001 Annual Report under the caption "Selected Quarterly Data," which is incorporated herein by reference.

During the fiscal year ended February 2, 2002, the Company contributed 11,035 shares of its common stock to the S&K Famous Brands Employees' Savings/Profit Sharing Plan for the year ended December 31, 2000. The contribution was exempt from registration pursuant to section 3 (a) 2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the Company's securities.

Item 6.  Selected Financial Data
         -----------------------

Please see page 3 of the 2001 Annual Report under the caption "Five-Year Summary of Selected Financial Data," which is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         --------------

Please see pages 3-5 of the 2001 Annual Report under the caption "Management's Discussion and Financial Review," which is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Please see page 5 of the 2001 Annual Report under the caption "Interest Rate Risk", which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

Please see Part IV, Item 14 (a) 1., captioned "Financial Statements," for a list of financial statements which are incorporated herein by reference from the 2001 Annual Report.

Please see page 12 of the 2001 Annual Report under the caption "Selected Quarterly Data," which is incorporated herein by reference.

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

Item 11. Executive Compensation
         ----------------------

Please see page 5 and page 9 of the registrant's definitive Proxy Statement under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" and page 4 of the registrant's definitive Proxy Statement under the caption "Directors' Compensation", which are incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

Please see page 4 and pages 6-7 of the registrant's definitive Proxy Statement under the captions "Certain Relationships and Related Transactions" and "1995 and 2000 Stock Purchase Loan Plans" which are incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Documents filed as part of this report:                            Page in
                                                                        Annual Report
                                                                        -------------

      1. Financial Statements:
         --------------------

         The following financial statements of S&K Famous Brands, Inc. and report of independent accountants, included in the registrant's 2001 Annual Report are incorporated by reference in Item 8:

         Statements of Income for the fiscal years ended February
         2, 2002, February 3, 2001 and January 29, 2000                       5

         Statements of Changes in Shareholders' Equity for the
         fiscal years ended February 2, 2002, February 3, 2001 and            5
         January 29, 2000

         Balance Sheets at February 2, 2002 and February 3, 2001              6

         Statements of Cash Flows for the fiscal years ended February         7
         2, 2002, February 3, 2001 and January 29, 2000

         Notes to Financial Statements                                      8-12

         Report of Independent Accountants                                    12

      2. Financial Statement Schedules:
         -----------------------------

         None.

      3. Exhibits required to be filed by Item 601 of Regulation S-K:
         -----------------------------------------------------------

         See INDEX TO EXHIBITS

(b) Reports on Form 8-K filed during the last quarter of the year ended February 2, 2002.

         None.

Except for the information referred to in Items 5, 6, 7, 7A, 8 and 14(a) 1. hereof, the 2001 Annual Report to Shareholders for the fiscal year ended February 2, 2002 shall not be deemed to be filed pursuant to the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   S&K FAMOUS BRANDS, INC.



Date:  April 12, 2002              /s/ Stuart C. Siegel
                                 -----------------------------------------------
                                   STUART C. SIEGEL
                                   Chairman of the Board and Chief Executive
                                   Officer
                                   (Principal Executive Officer)


Date:  April 12, 2002              /s/ Robert E. Knowles
                                 -----------------------------------------------
                                   ROBERT E. KNOWLES
                                   Executive Vice President, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (Principal Financial Officer)


Date:  April 12, 2002              /s/ Janet L. Jorgensen
                                 -----------------------------------------------
                                   JANET L. JORGENSEN
                                   Senior Vice President & Controller, Chief
                                   Accounting Officer
                                   (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 12, 2002              /s/ Stuart C. Siegel
                                 -----------------------------------------------
                                   STUART C. SIEGEL, Chairman of the Board of
                                   Directors



Date:  April 12, 2002              /s/ Robert L. Burrus, Jr.
                                 -----------------------------------------------
                                   ROBERT L. BURRUS, JR., Director



Date:  April 12, 2002              /s/ Donald W. Colbert
                                 -----------------------------------------------
                                   DONALD W. COLBERT, President and Chief
                                   Operating Officer, Director



Date:  April 12, 2002              /s/ Andrew M. Lewis
                                 -----------------------------------------------
                                   ANDREW M. LEWIS, Director



Date:  April 12, 2002              /s/ Steven A. Markel
                                 -----------------------------------------------
                                   STEVEN A. MARKEL, Director



Date:  April 12, 2002              /s/ Troy A. Peery, Jr.
                                 -----------------------------------------------
                                   TROY A. PEERY, JR., Director



Date:  April 12, 2002              /s/ Marshall B. Wishnack
                                 -----------------------------------------------
                                   MARSHALL B. WISHNACK, Director



Date:  April 12, 2002              /s/ Stewart M. Kasen
                                 -----------------------------------------------
                                   STEWART M. KASEN, Director

INDEX TO EXHIBITS

Exhibit No.

(3)    Articles of incorporation and bylaws

       a. Registrant's Amended and Restated Articles of Incorporation (conformed to include amendments to date), filed as Exhibit 3(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, are expressly incorporated herein by this reference.

       b. Amendment to registrant's Bylaws dated March 26, 2002 and registrant's amended and restated Bylaws (conformed to include amendments to date).

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

       b. First Amendment to Bond Purchase Agreement and Agreement of Sale dated November 1, 1984, by and among registrant, Industrial Development Authority of the County of Henrico, Virginia, and United Virginia Bank (now Crestar Bank), filed as Exhibit 19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 1984 (File #0-11682), is expressly incorporated herein by this reference.

       c. Loan and Security Agreement, dated March 27, 2002, among the registrant, Branch Banking and Trust Company of Virginia and SunTrust Bank, filed as Exhibit (b) to the registrant's Schedule TO filed March 28, 2002, is expressly incorporated herein by this reference.

(10)   Material Contracts

   *   a.     Deferred compensation agreements dated February 1, 1988, between registrant and the following officers of the registrant: Stuart C.
              Siegel, Donald W. Colbert, Robert E. Knowles and Weldon J. Wirick,
              III, filed as Exhibit 19(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1988 (File #0-11682), are expressly incorporated herein by this reference.

   *   b.     1983 Stock Option Plan as amended on May 28, 1987, filed as
              Exhibit 10(c) to registrant's Annual Report on Form 10-K for the year ended January 30, 1988 (File #0-11682), is expressly incorporated herein by this reference.

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

   *   d.     1991 Stock Option Plan, filed as Exhibit 19 to registrant's
              Quarterly Report on Form 10-Q for the quarter ended July 27, 1991
              (File #0-11682), is expressly incorporated herein by this reference.

   *   e.     Amendment to 1991 Stock Option Plan, filed as Exhibit 19 to registrant's Quarterly Report on Form 10-Q for the quarter ended
              May 1, 1993 (File #0-11682), is expressly incorporated herein by this reference.

   *   f.     Amendment to 1991 Stock Option Plan, filed as Exhibit 10(g) to registrant's Annual Report on Form 10-K for the year ended January
              31, 1998 (file #0-11682), is expressly incorporated herein by this reference.

   *   g.     1995 Stock Purchase Loan Plan filed as Exhibit A to the
              registrant's definitive proxy statement for the Annual Meeting of Shareholders held on May 25, 1995 (file #0-11682) is expressly incorporated herein by this reference.

   *   h.     1999 Stock Incentive Plan filed as Exhibit A to the registrant's definitive proxy statement for the Annual Meeting of Shareholders held on May 19, 1999 (file #0-11682) is expressly incorporated herein by this reference.

   *   i.     2000 Stock Purchase Loan Plan filed as Exhibit A to the
              registrant's definitive proxy statement for the Annual Meeting of Shareholders held on May 18, 2000 (file #0-11682) is expressly incorporated herein by this reference.

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

       a. Registrant's 2001 Annual Report to Shareholders ("2001 Annual Report") for the fiscal year ended February 2, 2002.

(23)   Consents of Experts and Counsel

       a.     Consent of Independent Accountants

* Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.