Form 10-Q
period 2002-05-04
S&K FAMOUS BRANDS INC
filed 2002-06-18
CIK 723924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                   For the quarterly period ended May 4, 2002



                           Commission File No. 0-11682

                            S & K FAMOUS BRANDS, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                       54-0845694
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


     11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
     -----------------------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:       (804) 346-2500
                                                         ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No _____
    ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 4, 2002.

                2,519,102 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                            S & K FAMOUS BRANDS, INC.
                              Statements of Income
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            ------------------------------
                                                                  Three Months Ended
                                                            ------------------------------
                                                            May 4, 2002        May 5, 2001
                                                            -----------        -----------
Net sales ..............................................       $ 41,791        $    41,820
Cost of sales ..........................................         21,204             21,195
                                                            -----------        -----------

Gross profit ...........................................         20,587             20,625

Other costs and expenses:
   Selling, general and administrative .................         17,443             17,436
   Interest ............................................             13                112
   Depreciation and amortization .......................            797                817
   Other income, net ...................................            (43)               (48)
                                                            -----------        -----------

Income before income taxes .............................          2,377              2,308
Provision for income taxes .............................            903                877
                                                            -----------        -----------

Net income .............................................       $  1,474        $     1,431
                                                            ===========        ===========

Earnings per common share :

   Basic ...............................................      $    0.38        $      0.35
                                                            ===========        ===========

   Diluted .............................................      $    0.38        $      0.35
                                                            ===========        ===========

Weighted average common shares
    Outstanding - basic ................................          3,902              4,088
                                                            ===========        ===========

Weighted average common shares outstanding
    including dilutive potential common shares .........          3,927              4,089
                                                            ===========        ===========

See Notes to Financial Statements.

                            S & K FAMOUS BRANDS, INC.
                                 Balance Sheets
                    (In thousands, except per share amounts)

                                                                     ------------     -------------    -------------
                                                                        May 4,            May 5,        February 2,
                                                                         2002              2001            2002
                                                                     ------------     -------------    -------------
                                                                     (unaudited)       (unaudited)
Assets
Current assets:
  Cash and cash equivalents .......................................  $      5,491      $        372     $      4,257
  Accounts receivable .............................................           252               301              271
  Merchandise inventories .........................................        50,339            57,596           44,869
  Other current assets ............................................         3,405             2,746            3,213
                                                                     ------------     -------------    -------------
     Total current assets .........................................        59,487            61,015           52,610

Property and equipment, at cost:
  Land and buildings ..............................................         6,608             6,601            6,607
  Furniture, fixtures and equipment ...............................        16,919            15,772           16,711
  Leasehold improvements ..........................................        17,205            16,592           17,142
                                                                     ------------     -------------    -------------
                                                                           40,732            38,965           40,460
  Less: Accumulated depreciation and amortization .................       (23,721)           20,734           22,889
                                                                     ------------     -------------    -------------
                                                                           17,011            18,231           17,571

Other assets ......................................................         6,792             5,933            6,550
                                                                     ------------     -------------    -------------
                                                                     $     83,290      $     85,179     $     76,731
                                                                     ============     =============    =============

Liabilities and Shareholders' Equity

Current liabilities:
  Current maturities of long-term debt ............................  $        403      $        180     $        180
  Accounts payable ................................................        14,691            15,774            9,408
  Accrued compensation and related items ..........................           893               863            1,566
  Current and deferred income taxes ...............................           438               517              190
  Other current liabilities .......................................         1,975             1,906            1,949
                                                                     ------------     -------------    -------------
       Total current liabilities ..................................        18,400            19,240           13,293

Long-term debt ....................................................        18,079             5,610            1,260
Other long-term liabilities .......................................         1,609             1,510            1,583
Deferred income taxes .............................................         1,450             1,699            1,437
Commitments
Shareholders' equity:
  Preferred stock, $1 par value; authorized shares, 500;
     issued and outstanding shares, none ..........................
  Common stock, $.50 par value, authorized shares,
     10,000; issued and outstanding shares, 2,519,
     4,042 and 4,044, respectively ................................         1,260             2,021            2,022
  Capital in excess of par value ..................................            --                --               12
  Notes receivable--Stock Purchase Loan Plan ......................        (1,508)           (2,083)          (2,013)
  Retained earnings ...............................................        44,000            57,182           59,137
                                                                     ------------     -------------    -------------
                                                                           43,752            57,120           59,158
                                                                     ------------     -------------    -------------
                                                                     $     83,290      $     85,179     $     76,731
                                                                     ============     =============    =============

See Notes to Financial Statements.

                            S & K FAMOUS BRANDS, INC.
                    Statements of Cash Flows--(in thousands)
                           Increase (Decrease) in Cash
                                   (unaudited)

                                                                                     ------------------------
                                                                                        Three Months Ended
                                                                                     ------------------------
                                                                                     May 4, 2002  May 5, 2001
                                                                                     -----------  -----------
      Cash flows from operating activities:
         Net income ..........................................................         $  1,474    $  1,431
         Adjustments to reconcile net income to net cash
            provided by operating activities:
               Depreciation and amortization .................................              916         924
               Loss (gain) on property dispositions, net .....................               16         (12)
               Other .........................................................               25          25
               Changes in assets and liabilities:
                  Accounts receivable ........................................               19         (46)
                  Merchandise inventories ....................................           (5,470)     (5,565)
                  Other current assets .......................................             (192)        150
                  Other assets ...............................................             (302)       (128)
                  Accounts payable and accrued expenses ......................            4,408       7,663
                  Current and deferred income taxes ..........................              585        (154)
                                                                                       --------    --------
         Net cash provided by operating activities ...........................            1,479       4,288
                                                                                       --------    --------
      Cash flows from investing activities:
         Capital expenditures ................................................             (372)       (677)
         Proceeds from property disposition ..................................               --          56
                                                                                       --------    --------
         Net cash used for investing activities ..............................             (372)       (621)
                                                                                       --------    --------
      Cash flows from financing activities:
         Net paydowns under revolving bank loans .............................               --      (3,395)
         Borrowings under line of credit debt ................................           17,087          --
         Repurchase of common stock ..........................................          (17,087)       (294)
         Reduction of long term debt .........................................              (45)        (45)
         Payment of tender offer cost ........................................              (44)         --
         Principal paid on notes receivable - Stock Purchase Loan Plan .......              216          --
                                                                                       --------    --------
         Net cash provided by (used for) financing activities ................              127      (3,734)
                                                                                       --------    --------

      Net increase (decrease) in cash & cash equivalents .....................            1,234         (67)
      Cash & cash equivalents at beginning of period .........................            4,257         439
                                                                                       --------    --------

      Cash & cash equivalents at end of period ...............................         $  5,491    $    372
                                                                                       ========    ========
      Supplemental disclosure of cash flow information:
         Cash paid during the period for interest ............................         $      8    $    125
         Cash paid during the period for income taxes ........................              318       1,051
         Non-cash financing activities -
            Reduction of notes receivable - Stock Purchase Loan Plan .........              267         367
            Principal forgiveness on Stock Purchase Loan Plan ................               22          18
            Issuances of common stock ........................................              310          99
            Reduction of common stock ........................................             (358)         --
            Accrual of tender offer costs ....................................              206          --

See Notes to Financial Statements

                            S & K FAMOUS BRANDS, INC.

                          Notes to Financial Statements
                                   (unaudited)

A.   Accounting Policies

     The accompanying unaudited interim financial statements have been prepared by S & K Famous Brands, Inc. (the "Company") in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly reporting. In the opinion of the Company's management, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair representation of the financial position and results of operations for interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent annual report to shareholders (the "2001 Annual Report") and its Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (the "10-K").

B.   Interim Results of Operations

     The Company's business is highly seasonal, with peak sales periods occurring during its fourth fiscal quarter, which includes the Christmas season. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Consequently, interim results are not necessarily indicative of the results for the entire fiscal year.

C.   Expansion

     Since February 2, 2002, the Company has opened one new 3,500 square foot store, in Grandville, Michigan on April 3, 2002. Additionally, the Company has closed two stores which had not met the Company's sales and profitability expectations--one in Durham, North Carolina (3,785 square feet) and one in Lynchburg, Virginia (4,025 square feet).

D.   Long-term Debt

     On April 26, 2002, the Company purchased 1,553,375 shares of its common stock at $11.00 per share under a tender offer. The Company financed the tender offer through available cash and a new credit facility (the "Credit Facility") from two banks including a line of credit and term loan not to exceed $20.0 million. The Credit Facility also provides for an operating revolving loan for working capital needs in the principal amount of $26.0 million.

     The Credit Facility is collateralized by liens on the Company's inventory and the Company's headquarters property and adjacent store. The Credit Facility will mature in 2007, with monthly principal payments on the term loan beginning one month after the initial drawdown and principal reductions on the line of credit loan beginning in 2003. Amounts outstanding bear interest at a variable rate based on LIBOR, payable monthly. The Credit Facility contains customary financial covenants, including restrictions on the Company's ability to pay dividends and to repurchase its capital stock. The Company is presently in compliance with all covenants in the Credit Facility.

     As of quarter end, the Company had $17.1 million outstanding under the line of credit portion of the Credit Facility. On May 15, 2002, the remaining balance of the Company's previously outstanding Industrial Development Bond was refinanced, as well as a portion of the line of credit, into a term loan under the Credit Facility totaling $6.0 million. At May 4, 2002, current maturities under the term loan were $403,000 for the ensuing 12 months, after giving effect to the refinancing on May 15, 2002. Through June 14, 2002, $7.5 million was paid from cash surpluses against the

Credit Facility line of credit. Maturities of long-term debt for the following four years are estimated at $1.9 million, $2.3 million, $2.3 million and $0.6 million, respectively.

E.   Other Matters

     During the first quarter of fiscal 2003, the Company issued 12,346 shares of its common stock to the S&K Famous Brands Employees' Savings/Profit Sharing Plan, which resulted in an increase in Shareholders' Equity of $100,000. This $100,000 expense was accrued in fiscal 2002.

Item 2.  MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

     The statements contained in this quarterly report that are not historical facts, including statements about management's expectations for fiscal 2003 and beyond, may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, those discussed in the Company's 10-K.

Three Months Ended May 4, 2002 Compared to Three Months Ended May 5, 2001

RESULTS OF OPERATIONS

     The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three month periods ended May 4, 2002 and May 5, 2001.

                                                    Percentage of Net Sales
                                                    -----------------------
                                                       Three Months Ended
                                                    -----------------------
                                                      5/04/02    5/05/01
                                                    ----------  -----------
Net sales .........................................    100.0%     100.0%
Cost of sales .....................................     50.7       50.7
                                                       -----      -----
Gross profit ......................................     49.3       49.3
Other costs and expenses:
     Selling, general and administrative...........     41.8       41.7
     Interest .....................................       --        0.3
     Depreciation and amortization ................      1.9        1.9
     Other income, net ............................     (0.1)      (0.1)
                                                       -----      -----
Income before income taxes ........................      5.7        5.5
Provision for income taxes ........................      2.2        2.1
                                                       -----      -----
Net income ........................................      3.5%       3.4%
                                                       =====      =====

     Net sales in the first quarter of fiscal 2003 were $41.8 million compared to $41.8 million last year, and reflect a net reduction of one store. Comparable store sales decreased 1% over last year. During the first quarter the Company opened one new store and closed two other locations, which had not met sales and profitability expectations. There were 236 stores in operation as of May 4, 2002, compared to 237 stores at May 5, 2001.

      Cost of sales in the first quarter of both fiscal 2003 and 2002 was 50.7% of net sales. Fiscal 2003 included lower markdowns, offset by lower inventory levels which expensed previously capitalized buying and occupancy costs as compared to fiscal 2002.

      Selling, general and administrative expenses in the first quarter of fiscal 2003 were 41.8% of net sales compared to 41.7% of net sales in the previous year. This 0.1% of net sales increase was due to higher group health insurance claims, store payroll and occupancy costs, offset in part by lower advertising costs and lower alteration costs.

      Interest expense was $13,000 in the first quarter of fiscal 2003 compared to $112,000 in fiscal 2002, which resulted in a .3% of net sales improvement over last year. The lower expense was primarily the result of having surplus cash during the first quarter of fiscal 2003, while the Company had used its revolving bank credit line in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

      The Company historically has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. The Company believes it will open approximately ten new stores in fiscal 2003, while also closing/relocating approximately five under-performing locations. During the three months ended May 4, 2002, the Company opened one new store and closed two other under-performing stores. The Company does not expect this activity to significantly impact liquidity or capital resources during fiscal 2003.

      Operating activities provided net cash of $1.5 million and $4.3 million in the first quarter of fiscal 2003 and 2002, respectively. This $2.8 million decrease is primarily related to payables which were better leveraged at fiscal 2002 year end versus fiscal 2001 year end.

      Net cash used for investing activities was primarily for the purpose of store expansion, remodeling, and to a lesser degree, technology. Capital expenditures for the first quarter of fiscal 2003 and 2002 approximated $0.4 million and $0.7 million, respectively.

      Financing activities for the first quarter of fiscal 2003 provided net cash of approximately $0.1 million while fiscal 2002 used net cash of approximately $3.7 million. During the first quarter of fiscal 2002, the Company used approximately $0.3 million for the repurchase of 37,062 shares of its common stock. During the first quarter of fiscal 2003, the Company completed a tender offer under which it purchased 1,553,375 shares at $11.00 per share for approximately $17.1 million. This tender offer was financed under a new $46.0 million credit facility with two banks. See Note D to the Financial Statements. As of May 4, 2002, the Company had net unused commitments of $28.9 million under the Credit Facility and was in compliance with all covenants.

      On May 15, 2002, the remaining balance of the Company's previously outstanding Industrial Development Bond was refinanced, as well as a portion of the Credit Facility line of credit, into a term loan under the Credit Facility totaling $6.0 million. Through June 14, 2002, $7.5 million was paid from cash surpluses against the Credit Facility line of credit. The following table sets forth the Company's contractual obligations to make future payments under existing loan agreements, leases and other long-term obligations, taking into account this refinancing:

                                                      Less than       1-3         4-5      After 5
      Contractual Obligations                 Total    1 Year        Years       Years     Years
      ---------------------------------------------------------------------------------------------
         Long-term debt                      $11.6      $ 0.4        $ 4.2      $ 2.9       $4.1
         Operating leases                     41.7       13.5         16.2        7.1        4.9
      ---------------------------------------------------------------------------------------------
      Total contractual obligations          $53.3      $13.9        $20.4      $10.0       $9.0
      =============================================================================================

Other Matters

Critical Accounting Policies

In conformity with generally accepted accounting principles, the preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Although the estimates are based on our knowledge of current events and actions we may undertake in the future, actual results could differ from those estimates. Significant accounting policies used in the preparation of the Company's financial statements are summarized in Note 1 to the financial statements in the Company's 2001 Annual Report.

Off Balance Sheet Arrangements

At May 5, 2002, the Company does not have transactions, arrangements or relationships with "special purpose" entities, and does not have any off balance sheet debt.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

During the first three months of fiscal 2003 there were no material changes in the Company's market risk exposure or in management strategy as stated in the Company's 2001 Annual Report.

PART II. OTHER INFORMATION

Item 2.   Changes in Securities

(c) During the quarter ended May 4, 2002, the Company contributed 12,346 shares of its common stock to the S&K Famous Brands Employees' Savings/Profit Sharing Plan. The contribution was exempt from registration pursuant to section 3(a)2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the Company's securities.

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the Company's shareholders was held on May 23, 2002.

(b) & (c) At the annual meeting, the shareholders elected eight directors and ratified the selection of independent accountants. The results of the voting were as follows:

          Election of Directors

                         Director                 For            Withheld
                 ------------------------    -------------     ------------
                 Stuart C. Siegel              3,857,858          14,247
                 Robert L. Burrus, Jr.         3,859,658          12,447
                 Donald W. Colbert             3,857,723          14,382
                 Stewart M. Kasen              3,864,658           7,447
                 Andrew M. Lewis, Ph.D.        3,864,558           7,547
                 Steven A. Markel              3,864,658           7,447
                 Troy A. Peery, Jr.            3,859,558          12,547
                 Marshall B. Wishnack          3,864,658           7,447


          Ratification of PricewaterhouseCoopers LLP as Independent Accountants

                        For              Against            Abstain
                   --------------     --------------       -----------
                     3,851,823           19,852               430

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          (1) First Amendment to Loan and Security Agreement dated May 15, 2002.

(b) There were no reports filed on Form 8-K during the three months ended May 4, 2002.

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

                                             S & K FAMOUS BRANDS, INC.
                                             -------------------------
                                                   (Registrant)



Date: June 18, 2002                          /s/ Robert E. Knowles
                                             -----------------------------------
                                             Robert E. Knowles
                                             Executive Vice President,
                                             Chief Financial Officer,
                                             Secretary and Treasurer
                                             (Principal Financial Officer)


Date: June 18, 2002                          /s/ Janet L. Jorgensen
                                             -----------------------------------
                                             Janet L. Jorgensen
                                             Sr. Vice President and Controller
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)