Form 10-Q
period 2002-08-03
S&K FAMOUS BRANDS INC
filed 2002-09-06
CIK 723924

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

Commission File No. 0-11682

S & K FAMOUS BRANDS, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-0845694
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
(Address of principal executive offices)

Registrant’s telephone number, including area code: (804) 346-2500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of August 3, 2002.

2,523,682 shares of Common Stock, $0.50 par value

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

S & K FAMOUS BRANDS, INC.

STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net sales	$36,094	$35,499	$77,885	$77,319
Cost of sales	19,196	18,720	40,400	39,915

Gross profit	16,898	16,779	37,485	37,404
Other costs and expenses:
Selling, general and administrative	16,005	15,845	33,448	33,282
Interest	153	108	166	219
Depreciation and amortization	790	795	1,587	1,612
Other, net	(138)	23	(181)	(25)

Income before income taxes	88	8	2,465	2,316
Provision for income taxes	33	3	937	880

Net income	$55	$5	$1,528	$1,436

Net income per common share:
Basic	$0.02	$—	$0.48	$0.35

Diluted	$0.02	$—	$0.47	$0.35

Weighted average common shares outstanding—basic	2,522	4,546	3,212	4,065

Weighted average common shares outstanding including dilutive potential common shares	2,561	4,549	3,244	4,079

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

BALANCE SHEETS
(In thousands, except per share amounts)

	August 3, 2002	August 4, 2001	February 2, 2002
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$542	$525	$4,257
Accounts receivable	572	304	271
Merchandise inventories	45,563	51,118	44,869
Prepaid income taxes	722	1,152	—
Other current assets	3,215	2,991	3,213

Total current assets	50,614	56,090	52,610
Property and equipment, at cost:
Land and buildings	6,608	6,603	6,607
Furniture, fixtures and equipment	16,878	16,095	16,711
Leasehold improvements	17,110	16,705	17,142

	40,596	39,403	40,460
Less: Accumulated depreciation and amortization	24,072	21,443	22,889

	16,524	17,960	17,571
Other assets	6,978	6,144	6,550

	$74,116	$80,194	$76,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$889	$180	$180
Accounts payable	8,635	7,970	9,408
Accrued compensation and related items	1,262	1,206	1,566
Current and deferred income taxes	103	141	190
Other current liabilities	1,813	1,771	1,949

Total current liabilities	12,702	11,268	13,293
Long-term debt	14,208	8,545	1,260
Other long-term liabilities	1,636	1,534	1,583
Deferred income taxes	1,463	1,698	1,437
Commitments
Shareholders’ equity:
Preferred stock, $1 par value; authorized shares, 500; issued and outstanding shares, none
Common stock, $.50 par value, authorized shares, 10,000; issued and outstanding shares, 2,524, 4,042 and 4,044, respectively	1,262	2,021	2,022
Capital in excess of par value	38	—	12
Notes receivable—Stock Purchase Loan Plan	(1,122)	(2,059)	(2,013)
Retained earnings	43,929	57,187	59,137

	44,107	57,149	59,158

	$74,116	$80,194	$76,731

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
(In thousands)
(unaudited)

	Six Months Ended
	8/3/02	8/4/01
Cash flows from operating activities:
Net income	$1,528	$1,436
Adjustments to reconcile net income to net cash
Depreciation and amortization	1,856	1,832
Proceeds received on insurance claim	225	—
Gain on insurance claim	(132)	—
Loss on property dispositions, net	51	73
Other	53	49
Changes in assets and liabilities:
Accounts receivable	5	(49)
Merchandise inventories	(1,008)	913
Other current assets	(2)	(95)
Other assets	100	(339)
Accounts payable and accrued expenses	(1,163)	90
Current and deferred income taxes	(564)	(1,683)

Net cash provided by operating activities	949	2,227

Cash flows from investing activities:
Capital expenditures	(865)	(1,400)
Proceeds from property disposition	7	58

Net cash used for investing activities	(858)	(1,342)

Cash flows from financing activities:
Net borrowings (paydowns) under revolving bank loans	3,650	(415)
Borrowings under line of credit debt	18,997	—
Repayment under line of credit and real estate debt	(8,990)	(90)
Repurchase of common stock	(17,087)	(661)
Payment of tender offer cost	(375)	—
Payment of debt issuance cost	(212)	—
Principal paid on notes receivable—Stock Purchase Loan Plan	598	367
Premium payments on life insurance policies	(387)	—

Net cash used for financing activities	(3,806)	(799)

Net (decrease) increase in cash & cash equivalents	(3,715)	86
Cash & cash equivalents at beginning of period	4,257	439

Cash & cash equivalents at end of period	$542	$525

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$121	$238
Cash paid during the period for income taxes	1,501	2,582
Non-cash financing activities—
Reduction of notes receivable—Stock Purchase Loan Plan	267	367
Principal forgiveness on Stock Purchase Loan Plan	27	41
Issuances of common stock	350	99
Reduction of common stock	(358)	—
Reduction in deferred income taxes	(219)	—

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

A.    Accounting Policies

The accompanying unaudited interim financial statements have been prepared by S & K Famous Brands, Inc. (the “Company”) in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly reporting. In the opinion of the Company’s management, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair representation of the financial position and results of operations for interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent annual report to shareholders (the “2001 Annual Report”) and its Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (the “10-K”).

B.    Interim Results of Operations

The Company’s business is highly seasonal, with peak sales periods occurring during its fourth fiscal quarter, which includes the Christmas season. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Consequently, interim results should not be considered necessarily indicative of the results for the entire fiscal year.

C.    Expansion

Since the end of the first quarter, the Company relocated one store in Myrtle Beach, South Carolina (3,500 square feet) and closed a store in Dayton, Ohio (4,250 square feet) which had not met the Company’s sales and profitability expectations.

Year-to-date, the Company has opened one new store and relocated one store. Three other stores were closed which had not met sales and earnings expectations. The losses on the closings were not significant to the Company’s financial position or results of operations.

D.    Long-Term Debt

On April 26, 2002, the Company purchased 1,553,375 shares of its common stock at $11.00 per share under a tender offer. The Company financed the tender offer through available cash and a new credit facility (the “Credit Facility”) from two banks including a line of credit and term loan not to exceed $20.0 million. The Credit Facility also provides for an operating revolving loan for working capital needs in the principal amount of $26.0 million.

The Credit Facility, which matures in 2007, is collateralized by liens on the Company’s inventory and the Company’s headquarters property and adjacent store. Monthly principal payments on the term loan began in July 2002 and principal reductions on the line of credit loan will begin in 2003. Amounts outstanding bear interest at a variable rate based on LIBOR, payable monthly. The Credit Facility contains customary financial covenants, including restrictions on the Company’s ability to pay dividends and to repurchase its capital stock. The Company is presently in compliance with all covenants in the Credit Facility. As of August 3, 2002, the Company had net unused commitments of approximately $30.9 million under the Credit Facility.

On May 15, 2002, the remaining balance of the Company’s previously outstanding Industrial Development Bond was refinanced, as well as a portion of the line of credit, into a term loan under the Credit Facility totaling $6.0 million. Through June 14, 2002, $7.5 million was paid from available cash on-hand against the Credit Facility line of credit. As of quarter end, the Company had $5.5 million outstanding under the line of credit portion of the Credit Facility. Maturities of long-term debt for the next five years are estimated at $0.9 million, $2.4 million, $2.3 million, $1.6 million and $0.3 million, respectively.

E.    Other Matters

During the first quarter of fiscal 2003, the Company issued 12,346 shares of its common stock to the S&K Famous Brands Employees’ Savings/Profit Sharing Plan, which resulted in an increase in Shareholders’ Equity of $100,000. This $100,000 expense was accrued in fiscal 2002.

F.    New Accounting Prononcements

In 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 145 and 146. Adoption of these statements is not expected to have a material impact on the Company’s financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

The statements contained in this quarterly report that are not historical facts, including statements about management’s expectations for fiscal 2003 and beyond, may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause the Company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include, but are not limited to, those discussed in the Company’s 10-K.

Three Months and Six Months Ended August 3, 2002 Compared to Three Months and Six Months Ended August 4, 2001

RESULTS OF OPERATIONS

The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three-months and six-months ended August 3, 2002 and August 4, 2001.

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	8/3/02	8/4/01	8/3/02	8/4/01
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.2	52.7	51.9	51.6

Gross profit	46.8	47.3	48.1	48.4
Other costs and expenses:
Selling, general and administrative	44.4	44.7	42.9	43.0
Interest	0.4	0.3	0.2	0.3
Depreciation and amortization	2.2	2.2	2.0	2.1
Other, net	(0.4)	0.1	(0.2)	—

Income before incomes taxes	0.2	—	3.2	3.0
Provision for income taxes	0.1	—	1.2	1.1

Net income	0.1%	—%	2.0%	1.9%

Net sales in the second quarter of fiscal 2003 increased 1.7%, or $0.6 million, compared to the same period last year, reflecting a net increase of two stores and an increase in comparable store sales of approximately 1%. For the six-month period, net sales increased by 0.7%, or $0.6 million, compared to the same period last year. Comparable store sales for the six-month period were even with last year. During the second quarter the Company relocated one store and closed one store which had not met sales and profitability expectations. There were 235 stores in operation as of August 3, 2002, compared to 233 stores at August 4, 2001.

Cost of sales in the second quarter of fiscal 2003 was 53.2% of net sales compared to 52.7% of net sales for the same period last year. The 0.5% of net sales increase in the quarter was primarily due to higher buying and occupancy costs as a component of cost of sales due to lower inventory levels as compared to the prior year and, to a lesser degree, increased inventory shrinkage. For the six-month period cost of sales was 51.9% of net sales compared to 51.6% of net sales last year. This 0.3% increase was the result of higher buying and occupancy costs as a component of cost of sales due to lower inventory levels as compared to last year and higher freight and inventory shrinkage, offset in part by improved margins on merchandise sold.

Selling, general and administrative expenses in the second quarter of fiscal 2003 were 44.4% of net sales compared to 44.7% of net sales in the same quarter last year. This 0.3% of net sales reduction is due to the combination of lower group health insurance claims, advertising media and alteration costs which were offset in part by higher store payroll costs. For the first six months in fiscal 2003, selling, general and administrative expenses were 42.9% of net sales compared to 43.0% of net sales last year. The six-month reduction of 0.1% of net sales was due primarily to lower advertising and alteration costs offset by higher store payroll and occupancy costs.

Interest expense in the second quarter of fiscal 2003 was 0.4% of net sales compared to 0.3% of net sales last year. Second quarter fiscal 2003 interest expense included approximately $100,000 related to a new Credit Facility (See Note D to the Financial Statements) and was partially offset by lower working capital borrowings and lower interest rates compared to last year. For the six-month period interest expense was 0.2% of net sales versus 0.3% of net sales in fiscal 2002. The lower expense was the result of having (i) surplus cash during the first quarter of fiscal 2003 while having used its revolving bank credit line in fiscal 2002, and (ii) lower interest rates; both of which offset the interest expense under the new Credit Facility.

Other, net in the second quarter represented income of 0.4% of net sales in fiscal 2003 versus expense 0.1% of net sales in fiscal 2002. This change was primarily due to income from an insurance claim of $132,000 ($82,000 after tax, or $0.03 per diluted share) in this year’s second quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. During the six months ended August 3, 2002, the Company opened one new store and relocated one store. Three other locations were closed which had not met the Company’s sales and profitability expectations. For the remainder of fiscal 2003, the Company expects to open between four and six additional stores. The Company does not expect this activity to significantly impact liquidity or capital resources during fiscal 2003

Operating activities provided net cash of $0.4 million and $2.2 million in the first six months of fiscal 2003 and fiscal 2002, respectively. This $1.8 million reduction was due primarily to fluctuations in inventory growth year over year, with the timing of merchandise payments in payables offsetting the change in current and deferred income taxes caused by the tax deductibility of increased amounts of stock options exercised.

Net cash used for investing activities was primarily for the purpose of store expansion. Capital expenditures for the first six months of fiscal 2003 and 2002 approximated $0.9 million and $1.4 million, respectively. Capital expenditures for the first six months of fiscal 2003 included the costs to open one new store, remodel one store and technology related purchases, while in fiscal 2002 it included three new stores, five remodels and upgrades to the Company’s point of sale equipment.

Financing activities for the first six months of fiscal 2003 and 2002 used net cash of approximately $3.2 million and $0.8 million, respectively. During the first six months of fiscal 2003, the Company completed a tender offer under which it purchased 1,553,375 shares at $11.00 per share for approximately $17.1 million. This tender offer was financed under a new $46.0 million Credit Facility with two banks. See Note D to the Financial Statements. As of August 3, 2002, the Company had net unused commitments of approximately $30.9 million under the Credit Facility and was in compliance with all covenants. During the first six months of fiscal 2002 the Company used approximately $0.7 million for the repurchase of 84,450 shares of its common stock. Additionally, in fiscal 2002 a former officer paid off notes receivable under the Stock Purchase Loan Plan approximating $0.4 million.

On May 15, 2002, the remaining balance of the Company’s previously outstanding Industrial Development Bond was refinanced, as well as a portion of the Credit Facility line of credit, into a term loan under the Credit Facility totaling $6.0 million with monthly payments of approximately $0.1 million which commenced in the second quarter of fiscal 2003. Through June 14, 2002, $7.5 million, was paid from available cash on-hand against the Credit Facility line of credit leaving an outstanding balance on this line of $5.5 million as of August 3, 2002. Also, during the second quarter of fiscal 2003, the Company initiated borrowings under the revolving loan of the Credit Facility and had $3.7 million outstanding as of August 3, 2003. The following table sets forth the Company’s contractual obligations to make future payments under existing loan agreements, leases and other long-term obligations, taking into account this refinancing:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$15.1	$0.9	$4.7	$1.9	$7.6
Operating leases	41.7	13.5	16.2	7.1	4.9

Total contractual obligations	$56.8	$14.4	$20.9	$9.0	$12.5

Other Matters

Critical Accounting Policies

In conformity with generally accepted accounting principles, the preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Although the estimates are based on our knowledge of current events and actions we may undertake in the future, actual results could differ from those estimates. Significant accounting policies used in the preparation of the Company’s financial statements are summarized in Note 1 to the financial statements in the Company’s 2001 Annual Report.

Off Balance Sheet Arrangements

The Company does not have transactions, arrangements or relationships with “special purpose” entities, and except for two Letters of Credit approximating $1.1 million, expiring November 2002, does not have any off balance sheet debt.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

During the first six months of fiscal 2003 there were no material changes in the Company’s market risk exposure or in management strategy as stated in the Company’s 2001 Annual Report.

PART II.    OTHER INFORMATION

ITEM 2    CHANGES IN SECURITIES

The Credit Facility prohibits the Company from paying dividends on its common stock without the consent of the banks. The Company has not declared cash dividends and anticipates that for the foreseeable future it will continue to follow its present policy of retaining earnings in order to fund the expansion and development of its business.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information regarding the matters submitted to shareholders at the annual meeting on May 23, 2002 and related voting results was included in the Company’s Form 10-Q for the quarterly period ended May 4, 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Osley Act of 2002.

(b)  There were no reports filed on Form 8-K during the three months ended August 3, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S & K FAMOUS BRANDS, INC. (Registrant)

/s/ ROBERT E. KNOWLES
Robert E. Knowles Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Date: September 6, 2002

/s/ JANET L. JORGENSEN
Janet L. Jorgensen Senior Vice President and Controller Chief Accounting Officer (Principal Accounting Officer)
Date: September 6, 2002

CERTIFICATIONS

I, Stewart M. Kasen, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of S&K Famous Brands, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ STEWART M. KASEN
Stewart M. Kasen President and Chief Executive Officer
Dated: September 6, 2002

I, Robert E. Knowles, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of S&K Famous Brands, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ ROBERT E. KNOWLES
Robert E. Knowles Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Dated: September 6, 2002