Form 10-Q
period 2002-11-02
S&K FAMOUS BRANDS INC
filed 2002-12-10
CIK 723924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

Commission File No. 0-11682

S & K FAMOUS BRANDS, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-0845694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800
(Address of principal executive offices)

(804) 346-2500
Registrant’s telephone number, including area code:

Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of November 2, 2002

2,524,617 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

S & K FAMOUS BRANDS, INC.

Statements of Income
(in thousands, except earnings per share)
(unaudited)

	Three Months Ended		Nine Months Ended
	11/2/02	11/3/01	11/2/02	11/3/01
Net sales	$36,108	$35,445	$113,993	$112,764
Cost of sales	18,621	17,714	59,020	57,628

Gross profit	17,487	17,731	54,973	55,136
Other costs and expenses:
Selling, general and administrative	16,893	16,785	50,341	50,067
Interest	144	103	311	322
Depreciation and amortization	812	809	2,399	2,422
Other income, net	(36)	(45)	(217)	(71)

Income before income taxes	(326)	79	2,139	2,396
Provision for income taxes	(124)	30	813	910

Net income	$(202)	$49	$1,326	$1,486

Earnings per common share:
Basic	$(0.08)	$0.01	$0.44	$0.37

Diluted	$(0.08)	$0.01	$0.44	$0.36

Weighted average common shares outstanding—basic	2,524	4,042	2,983	4,057

Weighted average common shares outstanding including dilutive potential shares	2,524	4,063	3,004	4,074

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Balance Sheets
(In thousands, except per share amounts)

	November 2, 2002	November 3, 2001	February 2, 2002
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$139	$136	$4,257
Accounts receivable	385	542	271
Merchandise inventories	56,663	62,625	44,869
Prepaid income taxes	995	1,175	—
Other current assets	3,219	3,210	3,213

Total current assets	61,401	67,688	52,610
Property and equipment, at cost:
Land and buildings	6,608	6,603	6,607
Furniture, fixtures and equipment	17,187	16,383	16,711
Leasehold improvements	17,288	17,108	17,142

	41,083	40,094	40,460
Less: Accumulated depreciation and amortization	24,748	22,236	22,889

	16,335	17,858	17,571
Other assets	7,075	6,355	6,550

	$84,811	$91,901	$76,731

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,374	$180	$180
Accounts payable	20,107	18,105	9,408
Accrued compensation and related items	797	715	1,566
Current and deferred income taxes	97	149	190
Other current liabilities	1,910	1,839	1,949

Total current liabilities	24,285	20,988	13,293
Long-term debt	13,456	10,425	1,260
Other long-term liabilities	1,664	1,559	1,583
Deferred income taxes	1,485	1,701	1,437
Commitments
Shareholders’ equity:
Preferred stock, $1 par value; authorized shares, 500; issued and outstanding shares, none
Common stock, $.50 par value, authorized shares, 10,000; issued and outstanding shares, 2,525, 4,043 and 4,044, respectively	1,262	2,021	2,022
Capital in excess of par value	42	—	12
Notes receivable—Stock Purchase Loan Plan	(1,110)	(2,036)	(2,013)
Retained earnings	43,727	57,243	59,137

	43,921	57,228	59,158

	$84,811	$91,901	$76,731

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Statements of Cash Flows
Increase (Decrease) in Cash
(In thousands) (unaudited)

	Nine Months Ended
	11/2/02	11/3/01
Cash flows from operating activities:
Net income	$1,326	$1,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,775	2,749
Proceeds received on insurance claim	415	—
Gain on insurance claim	(132)	—
Loss on property dispositions, net	57	76
Other	80	74
Changes in assets and liabilities:
Accounts receivable	(94)	(287)
Merchandise inventories	(12,108)	(10,594)
Other current assets	(6)	(314)
Other assets	(67)	(550)
Accounts payable and accrued expenses	9,954	9,825
Current and deferred income taxes	(820)	(1,688)

Net cash provided by operating activities	1,380	777

Cash flows from investing activities:
Capital expenditures	(1,499)	(2,220)
Proceeds from property disposition	11	59

Net cash used for investing activities	(1,488)	(2,161)

Cash flows from financing activities:
Net borrowings under revolving bank loans	3,450	1,510
Borrowings under line of credit debt	18,997	—
Repayment under line of credit and term debt	(9,058)	(135)
Repurchase of common stock	(17,087)	(661)
Payment of tender offer cost	(371)	—
Payment of debt issuance cost	(212)	—
Principal paid on notes receivable – Stock Purchase Loan Plan	598	367
Premium payments on split dollar life insurance policies	(327)	—

Net cash (used for) provided by financing activities	(4,010)	1,081

Net decrease in cash & cash equivalents	(4,118)	(303)
Cash & cash equivalents at beginning of period	4,257	439

Cash & cash equivalents at end of period	$139	$136

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$268	$352
Cash paid during the period for income taxes	1,633	2,262
Non-cash financing activities –
Reduction of notes receivable – Stock Purchase Loan Plan	267	367
Principal forgiveness on Stock Purchase Loan Plan	38	64
Issuances of common stock	350	107
Reduction of common stock	(358)	—
Reduction in income taxes payable	(219)	—

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

C.	Expansion

Since the end of the second quarter, the Company has opened four new stores totaling approximately 13,600 square feet.

S&K Store Locations		Date Opened	Approximate Square Footage
Arkansas:	Fayetteville	November 3, 2002	3,000
North Carolina:	Mooresville	November 4, 2002	3,500
Pennsylvania:	Lancaster	November 2, 2002	3,600
South Carolina:	Florence	August 30, 2002	3,500

The Company also relocated one store in the Macon, Georgia market (3,100 square feet) during the third quarter. Year-to-date, the Company has opened five new stores and relocated four stores. Three other stores were closed which had not met sales and earnings expectations. The losses on the closings were not significant to the Company’s financial position or results of operations.

D.	Long-Term Debt

On April 26, 2002, the Company purchased 1,553,375 shares of its common stock at $11.00 per share under a tender offer. The Company financed the tender offer through available cash and a new credit facility (the “Credit Facility”) from two banks including a line of credit and term loan. The Credit Facility also provides for an operating revolving loan for working capital needs in the principal amount of $26.0 million.

The Credit Facility, which matures in 2007, is collateralized by liens on the Company’s inventory and the Company’s headquarters property and adjacent store. Monthly principal payments on the term loan began in July 2002 and principal reductions on the line of credit loan will begin in 2003. Amounts outstanding bear interest at a variable rate based on LIBOR, payable monthly. The Credit Facility contains customary financial covenants, including restrictions on the Company’s ability to pay dividends and to repurchase its capital stock. The Company is presently in compliance with all covenants in the Credit Facility. As of November 2, 2002, the Company had net unused commitments available of approximately $22.6 million under the revolving loan.

On May 15, 2002, the remaining balance of the Company’s previously outstanding Industrial Development Bond was refinanced, as well as a portion of the line of credit, into a term loan under the Credit Facility totaling $6.0 million. Through June 14, 2002, $7.5 million was paid from available cash on-hand against the Credit Facility line of credit. As of quarter end, the Company had $5.5 million outstanding under the line of credit portion of the Credit Facility. Maturities of long-term debt for the next five years are estimated at $1.4 million, $2.3 million, $2.3 million, $1.1 million and $0.4 million, respectively.

E.	Other Matters

During the first quarter of fiscal 2003, the Company issued 12,346 shares of its common stock to the S&K Famous Brands Employees’ Savings/Profit Sharing Plan, which resulted in an increase in Shareholders’ Equity of $100,000. This $100,000 expense was accrued in fiscal 2002.

F.	New Accounting Pronouncements

In 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 145 and 146. Adoption of these statements is not expected to have a material impact on the Company’s financial statements.

Item 2.    MANAGEMENT’S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

The statements contained in this quarterly report that are not historical facts, including statements about management’s expectation for fiscal 2003 and beyond, may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause the Company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include, but are not limited to, those discussed in the Company’s 10-K.

Three Months and Nine Months Ended November 2, 2002 Compared to Three Months and Nine Months Ended November 3, 2001

RESULTS OF OPERATIONS

The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months and nine months ended November 2, 2002 and November 3, 2001.

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	11/2/02	11/3/01	11/2/02	11/3/01
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.6	50.0	51.8	51.1

Gross profit	48.4	50.0	48.2	48.9
Other costs and expenses:
Selling, general and administrative	46.8	47.3	44.1	44.4
Interest	0.4	0.3	0.3	0.3
Depreciation and amortization	2.2	2.3	2.1	2.1
Other income, net	(0.1)	(0.1)	(0.2)	—

Income before income taxes	(0.9)	0.2	1.9	2.1
Provision for income taxes	(0.3)	0.1	0.7	0.8

Net income	(0.6)%	0.1%	1.2%	1.3%

Net sales in the third quarter of fiscal 2003 increased 1.9%, or $0.7 million, compared to the same period last year, reflecting a net reduction of two stores and an increase in comparable store sales of approximately 2%. For the nine-month period, net sales increased by 1.1%, or $1.2 million, compared to the same period last year. Comparable store sales for the nine-month period increased approximately 1%. During the third quarter, the Company opened two new stores and relocated one store. There were 237 stores in operation as of November 2, 2002, compared to 239 stores at November 3, 2001.

Cost of sales in the third quarter of fiscal 2003 was 51.6% of net sales compared to 50.0% of net sales for the same period last year. This 1.6% of net sales increase was primarily due to taking a higher level of promotional markdowns to increase store traffic, and to a lesser degree, higher buying and occupancy costs as a component of cost of sales due to lower inventory levels compared to the prior year. For the nine-month period, cost of sales was 51.8% of net sales compared to 51.1% of net sales last year. The nine-month 0.7% of net sales increase was due to higher promotional markdowns, offset in part by higher initial margins on merchandise sold, and to higher buying and occupancy costs as a component of cost of sales due to lower inventory levels compared to the prior year.

Selling, general and administrative expenses in the third quarter of fiscal 2003 were 46.8% of net sales compared to 47.3% of net sales last year. This 0.5% of net sales reduction was due to a combination of lower group health insurance claims, better leveraging of advertising costs and lower net alteration costs, offset in part by higher store payroll costs. For the nine-month period, selling, general and administrative expenses were 44.1% of net sales versus 44.4% of net sales last year. This nine-month reduction of 0.3% of net sales was due primarily to lower advertising and alteration costs offset in part by higher store payroll costs.

Interest expense in the third quarter of fiscal 2003 was 0.4% of net sales compared to 0.3% of net sales last year. Third quarter fiscal 2003 interest expense included approximately $84,000 related to a new Credit Facility (See Note D to the Financial Statements) and was partially offset by lower working capital borrowings and lower interest rates compared to last year. For the nine-month period interest expense was 0.3% of net sales in both fiscal 2003 and fiscal 2002. Fiscal 2003 included approximately $190,000 related to the new Credit Facility which was offset by (i) surplus cash during the first quarter of fiscal 2003 while using the revolving bank credit line in fiscal 2002, (ii) lower interest rates and (iii) lower revolving bank loans compared to last year.

Other income, net for the first nine months of fiscal 2003 included income from an insurance claim of $132,000 ($82,000 after tax or $0.03 per diluted share) which occurred in this year’s second quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. Year-to-date, the Company has opened five new stores, relocated four stores and closed three underperforming stores, which had not met the Company’s sales and profitability expectations. The Company does not expect this activity to significantly impact liquidity or capital resources during fiscal 2003 or fiscal 2004.

Operating activities provided net cash of $1.4 million and $0.8 million during the first nine months of fiscal 2003 and fiscal 2002, respectively. This $0.6 million increase was generally attributable to the change in current and deferred income taxes caused by the tax deductibility of increased amounts of stock options exercised, along with the changes in other assets, offsetting increases in inventory growth. Net cash provided by an insurance claim more than offset lower net income in fiscal 2003.

Net cash used for investing activities was primarily for the purpose of store expansion. Capital expenditures for the first nine months of fiscal 2003 and 2002 approximated $1.5 million and $2.2 million, respectively. In the fiscal 2003 period, capital expenditures include the costs to open five new stores, three relocated stores, one remodeled store, and technology related purchases, while in fiscal 2002, it included six new stores, five relocated stores, and five remodeled stores.

Financing activities for the first nine months of fiscal 2003 used net cash of $4.0 million while the fiscal 2002 period provided net cash of approximately $1.1 million. During the first nine months of fiscal 2003, the Company completed a tender offer under which it purchased 1,553,375 shares at $11.00 per share for approximately $17.1 million. This tender offer was financed under a new $46.0 million Credit Facility with two banks. See Note D to the Financial Statements. As of November 2, 2002, the Company had net unused commitments of approximately $22.6 million under the revolving loan portion of the Credit Facility and was in compliance with all covenants. During the first nine months of fiscal 2002 the Company used approximately $0.7 million for the repurchase of 84,450 shares of its common stock and a former officer paid off notes receivable under the Stock Purchase Loan Plan approximating $0.4 million.

On May 15, 2002, the Company borrowed an additional $1.9 million under the Credit Facility line of credit which was used in part to pay off the remaining balance on the Company’s previously outstanding Industrial Development Bond. A portion of the line of credit was refinanced into a term loan under the Credit Facility totaling $6.0 million with monthly payments of approximately $34,000 which commenced in the second quarter of fiscal 2003. Through November 2, 2002, $7.5 million has been paid from available cash on-hand against the Credit Facility line of credit leaving an outstanding balance on this line of $5.5 million. Also, during the second quarter of fiscal 2003, the Company initiated borrowings under the revolving loan of the Credit Facility and as of November 2, 2002 had $3.4 million outstanding. The following table sets forth the Company’s contractual obligations to make future payments under existing loan agreements, leases and other long-term obligations, taking into account this refinancing:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$14.8	$1.4	$4.6	$1.5	$7.3
Operating leases	41.7	13.5	16.2	7.1	4.9

Total contractual obligations	$56.5	$14.9	$20.8	$8.6	$12.2

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

Off Balance Sheet Arrangements

The Company does not have transactions, arrangements or relationships with “special purpose” entities, and does not have any off balance sheet debt except for Letters of Credit, consisting of approximately $900,000 expiring in March 2003 and approximately $625,000 expiring in July 2003.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

During the first nine months of fiscal 2003 there were no material changes in the Company’s market risk exposure or in management strategy as stated in the Company’s 2001 Annual Report.

Item 4.    CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

PART II.  OTHER INFORMATION

Item 2.        CHANGES IN SECURITIES

The Credit Facility prohibits the Company from paying dividends on its common stock without the consent of the banks. The Company has not declared cash dividends and anticipates that for the foreseeable future it will continue to follow its present policy of retaining earnings in order to fund the expansion and development of its business.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Osley Act of 2002.

(b)	Report on Form 8-K

On August 23, 2002 the Company filed a report on Form 8-K related to the establishment of a trading plan by Stewart M. Kasen, President and Chief Executive Officer under rule 10b5-1 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S & K FAMOUS BRANDS, INC. (Registrant)

Date: December 10, 2002	/s/ Robert E. Knowles
Robert E. Knowles Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Date: December 10, 2002	/s/ Janet L. Jorgensen
Janet L. Jorgensen Sr. Vice President and Controller Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Stewart M. Kasen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of S&K Famous Brands, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 10, 2002	/s/ Stewart M. Kasen
Stewart M. Kasen President and Chief Executive Officer (Principal Executive Officer)

I, Robert E. Knowles, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of S&K Famous Brands, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 10, 2002	/s/ Robert E. Knowles
Robert E. Knowles Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)