Form 10-K
period 2003-02-01
S&K FAMOUS BRANDS INC
filed 2003-04-11
CIK 723924

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-11682

S&K FAMOUS BRANDS, INC.

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

Common Stock $.50 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $9,176,000.

This figure was calculated by multiplying (i) the mean between the high and low prices for the registrant’s common stock on August 2, 2002, as reported by The Nasdaq Stock Market, by (ii) the number of shares of the registrant’s common stock not held by the officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is an affiliate of the registrant.

As of April 9, 2003, 2,465,806 shares of the registrant’s Common Stock, $0.50 par value were outstanding.

Documents Incorporated by Reference

The portions of the 2002 Annual Report to Shareholders (“2002 Annual Report”) for the fiscal year ended February 1, 2003, referred to in Part II, are incorporated by reference into Part II. The portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 29, 2003, referred to in Part III, are incorporated by reference into Part III.

PART I.

Item 1. Business

(a) General Development of Business

S&K Famous Brands, Inc. (the “Company”) has been in business for over 35 years. The Company began operations with one store and as of April 4, 2003 operates 235 stores. The Company was incorporated in Virginia in 1970, as successor to a business established in 1967. As used herein, the term “Company” includes the Company and its predecessors. The Company’s corporate headquarters is located at 11100 West Broad Street, Richmond, Virginia; the telephone number is (804) 346-2500. For a discussion of the Company’s business and its development during the fiscal year ended February 1, 2003 (“fiscal 2003”), see “Narrative Description of Business.”

(b) Financial Information about Industry Segments

The Company operates in one segment, the retail sale of men’s tailored clothing, furnishings, sportswear, outerwear, shoes and accessories. Accordingly, data with respect to separate industry segments is not applicable and has not been reported herein.

(c) Narrative Description of Business

General

The Company is engaged in the retail sale of men’s apparel, that includes a full line of men’s suits, sportcoats, slacks, shirts, ties, sportswear, outerwear, shoes and related accessories, through stores trading as S&K Famous Brand Menswear (S&K). The Company sells in-season, first-quality, men’s apparel, primarily with nationally recognized brand names, at 20% to 40% less than regular, full-priced department and specialty store prices.

As of April 4, 2003 there are 235 stores in 27 states: Virginia, Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, West Virginia and Wisconsin. Except for three locations, all of the S&K stores are located either in strip shopping centers or enclosed shopping malls.

During fiscal 2003, the Company opened nine new S&K stores, totaling approximately 31,400 square feet, in the following localities:

Alabama	Fayetteville
Georgia:	Warner Robins(1)
Michigan:	Grandville
New York:	Albany(1), Rochester(1)
North Carolina:	Mooresville
Pennsylvania:	Lancaster
South Carolina:	Florence, Myrtle Beach(1)

(1)	These new stores were relocated from previous locations which were closed.

Additionally, in fiscal 2003, the Company closed 10 under-performing stores (four of which were relocations), approximating 44,400 square feet, which were at the end of their lease term and which had not met the Company’s sales and profitability expectations: Jacksonville, Florida; Byron, Georgia; Albany and Rochester, New York; Charlotte and Durham, North Carolina; Dayton, Ohio; Reading, Pennsylvania; Myrtle Beach, South Carolina; and Lynchburg, Virginia.

The following table summarizes information concerning store openings and closings during the fiscal years presented:

	Fiscal Year Ended
Stores:	2/01/03	2/02/02	2/03/01	1/29/00	1/30/99
Open at beginning of year	237	238	240	233	211
Closed during year	10	11	17	15	8
Opened during year	9	10	15	22	30
Open at end of year	236	237	238	240	233
Relocations	4	4	7	1	2

During fiscal 2004, the Company plans to open approximately 15 new stores and close five under-performing locations. As of April 4, 2003, the Company has opened one new store in Victor, New York and closed two stores, one in Victor, New York, which was a relocation, and one in Fredericksburg, Virginia.

Average sales per selling square foot for the stores included in comparable store sales statistics were: $207, $204, $213, $214 and $218, in the fiscal years ended 2003 through 1999, respectively. Other than the general economic and competitive environment, average sales per selling square foot are primarily influenced by three factors: sales levels in existing stores from year to year; the proportion of newer stores which, although profitable, might not have reached sales levels of more mature stores; and an increasing number of additional stores in existing markets, where the Company does not expect sales levels to be as high as in markets in which the Company operates a single store. New stores opened in existing markets may negatively impact existing store sales while increasing total market sales. The number of stores opened in existing markets were 8, 9, 14, 18 and 16 in fiscal years ended 2003 through 1999, respectively.

Merchandise and Marketing

The merchandise offered in the Company’s stores feature a wide variety of nationally recognized labels from America’s leading manufacturers as well as the Company’s exclusive, private labels. This first-quality merchandise is purchased directly from manufacturers or produced to S&K’s specifications and sold at prices substantially lower than those regularly charged by department and specialty stores. The Company does not purchase any “seconds” or “irregulars”. S&K offers a complete line of men’s apparel: suits, sportcoats, furnishings, casual clothing, outerwear, shoes and accessories. Additionally, the Company offers a custom-order program for the hard-to-fit customer with an emphasis toward the “Big & Tall” market. The Company’s “Corporate Casual” collection is sportcoat driven, with a coordinating slack and “dressier” sportswear focus, and responds to the relaxed dress codes found in a number of workplaces.

S&K’s sales associates provide the level and quality of customer service generally found in exclusive men’s clothing stores. These services include providing basic alterations at modest cost, soliciting comments from customers as to their satisfaction with the merchandise and services, maintaining customer files on special preferences, and offering a liberal refund policy for returned merchandise, including a money-back guarantee. S&K promotes its Premier Club program for those customers who shop with the Company on a repeat basis. Members of the Premier Club receive periodic mailings throughout the year, which usually contain special promotional opportunities, and benefit from a Premier Club Rewards Program which the Company believes further strengthens customer loyalty by awarding additional incentives to those customers who reach various purchase levels on an annual basis.

The Company offers the S&K Premier Charge Card as a payment option for its customers and believes this also enhances its customer service. Customers pay no annual fee and may even have special financing arrangements. Additionally, this program allows S&K to communicate regularly with S&K Premier Charge Card customers via their monthly statement.

S&K uses television as its primary advertising medium. The Company uses direct mail for Premier Club promotions and prospective customer mailings. The direct mail programs allow the Company to target Premier Club customers who have been the most responsive and loyal to S&K in the past or potential customers who fit the Company’s demographic profile. Additionally, newspaper may be used occasionally for certain promotions or special events such as grand openings or holiday sales.

Purchasing and Distribution

Purchasing for all of the Company’s stores is directed from the Company’s headquarters in Richmond, Virginia, by its Senior Vice President – Merchandise/Divisional Merchandise Manager.

The Company purchases branded merchandise directly from a number of nationally recognized manufacturers that produce labels such as Jones New York, Chaps by Ralph Lauren, Albert Nipon, Bert Pulitzer, Fumagalli and Oleg Cassini. These purchases consist primarily of merchandise produced specifically from orders placed by S&K well in advance of manufacturers’ production cycles allowing them to purchase fabrics advantageously and schedule production during off-peak manufacturing periods. The Company believes these buying practices enable it to sell this merchandise at prices generally 20% to 40% below prices regularly offered by full-priced department and specialty stores.

The Company also uses a number of high quality men’s clothing factories which manufacture goods to its specifications for Company-owned labels, such as Roberto Villini, Kilburne & Finch, Club Run, Fenzia, and others. The Roberto Villini label is carried on suits and dress slacks as well as on complementary shirts and ties. The Kilburne & Finch label is carried on the Company’s opening price point suit programs. The Tailors Row label includes suits, blazers and slacks and complements the Company’s other clothing lines. The various manufacturing programs enable the Company to control better the quality, selection and depth of its merchandise and supplement apparel purchased from brand name manufacturers.

S&K works diligently to establish and maintain good vendor relationships. The Company purchases merchandise from approximately 120 vendors. Except for one vendor who accounted for approximately 23%, no other vendors exceeded 10% of the Company’s purchases in fiscal 2003. S&K does not believe that the loss of any vendor would significantly impact the Company. The Company does not maintain any long-term purchase commitments or arrangements with any supplier and believes that there will be sufficient sources of merchandise to support its expansion plans with no adverse effect on its purchasing practices.

The Company’s merchandise is primarily received centrally at its 110,000 square foot distribution center in Richmond, Virginia where the merchandise is sorted, inspected and then allocated to the appropriate store locations. S&K’s stores within an average 200 mile radius of Richmond receive merchandise once a week with deliveries generally made by the Company’s own trucks. Stores outside of that delivery route radius receive their merchandise weekly from common carriers or package delivery companies. During fiscal 2003 the Company began shipping a portion of its merchandise direct to the stores from selected vendors. The Company is capable of expanding this practice to other vendors which meet specified criteria.

S&K has replenishment programs with its major suppliers for the merchandise it considers to be “basics”. These replenishment programs allow the Company to fill back in on what has just sold, increasing the Company’s inventory turnover. The majority of the Company’s replenishment vendors operate under its EDI (electronic data interchange) program. EDI allows the Company to electronically communicate with selected vendors thereby shortening delivery time. The Company currently has approximately 20 vendors operating under this program and has shortened the time to replenish their products to the stores by seven to ten days. The Company continually enhances and refines its allocation and distribution processes (generally through technology improvements). The Company believes that through these enhancements and the availability of direct vendor shipments to its stores that there is sufficient capacity for receiving, storing and shipping merchandise to support the Company’s future expansion plans.

Store Operations

Each store is under the direction of a general manager who is supervised by a district or market manager. The district managers generally supervise ten to fifteen stores while market managers supervise two to three stores while maintaining general manager responsibilities for their home store. The district and market managers visit the stores frequently to review merchandise needs, personnel training and performance, and adherence to the Company’s operating procedures. The Company has initiated various programs, which it believes will assist in further developing individuals for promotion to district or market manager.

The Company uses a multi-disciplinary training course specifically developed for S&K associates. All store associates participate in this 75-day self-study program, which the Company calls its “Pride” program. This program sets a personalized standard of performance for each sales associate on a weekly basis and closely monitors their progress. Additionally, throughout the year, the Company conducts numerous five-day, in-house training seminars for selected management trainees and full-time sales associates. These developmental programs are enhanced by continuous on-the-job training, video training and periodic, in-district meetings conducted by district and market managers, the Sr. Vice President - Training & Associate Development or one of the three Vice Presidents - Operations. Annually, all general managers are brought to Richmond to participate in a 4-day corporate training and team building session.

The Company stresses promotion from within, and most of the Company’s general managers and district managers have been promoted in this manner. S&K has cash bonuses and other incentive plans in effect for its store and district managers which are based upon individual and store performance.

Each store employs an average of six sales associates, some on a part-time basis. A weekly sales goal is established for each sales associate. The Company evaluates weekly productivity reports and conducts semi-annual “Good to Great” Development reviews (previously called Management by DevelopmentR ) to assess each associate’s performance.

All sales are accepted with cash, personal checks, debit cards or independent credit cards (Visa/Master Card/Discover/S&K Premier Charge Card). In March 2003, the Company also began accepting American Express. The Company assumes no credit risk on debit or credit card purchases but pays a customary percentage of those sales to a debit or credit card processor as a service charge. The Company has a liberal refund policy on returned merchandise.

Information Management and Point-of-Sale System

Inventory records are controlled centrally and updated daily utilizing an automated point-of-sale (POS) system. Each store’s POS system is polled nightly by the Company’s computerized information system. This system assimilates all data and interfaces with the Company’s automated merchandise control, ordering, replenishment, EDI and open-to-buy systems. Physical inventories are generally conducted in the stores twice a year to verify and enhance the accuracy of the merchandise information system. Additionally, the store general managers provide daily information to the central office where it is subjected to various sales, cash and inventory procedures.

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

The Company is currently seeking new S&K store locations in the eastern half of the United States. The criteria used in selecting sites for new stores include the geographic locations and the demographics and psychographics of the surrounding area. Based on S&K’s research, the Company locates its stores in areas that appear most likely to be receptive to the Company’s retailing strategy. These store sites could be in regional shopping malls or strip shopping centers generally located near a regional mall, or in outlet centers. With respect to store sites in these centers, the Company considers the principal anchor stores located in the center, tenant mix and the positioning of the Company’s site within that center.

The S&K stores are designed to provide what the Company believes is required by the modern-day value-conscious consumers of menswear. The Company’s store formats are designed to attract a broad mix of customers by providing the customer with the opportunity to make purchases quickly during leisure time as well as having quality merchandise displayed in attractive store settings using a wide variety of merchandising techniques.

The Company currently has two formats: approximately 78% of the stores are considered to be traditional stores while 22% are outlets. The 4,300 square foot traditional S&K store provides a specialty store setting and is generally located in or near regional malls in mid-size markets. The 3,500 square foot outlet store is located within outlet centers and is designed to attract the bargain shopper.

In fiscal 2003, S&K formed an alliance with Amazon.com to offer merchandise through Amazon’s newly launched on-line specialty store. This alliance strengthened the offering under the Company’s own web-store. which was launched in May, 2001. Additionally, the development of this infrastructure can be integrated into future partnerships with minimal costs.

Seasonality

The Company’s business is highly seasonal, with peak sales periods occurring during the fourth fiscal quarter, which includes the Christmas season. The fourth fiscal quarter generally accounts for approximately 30-35% of the Company’s net sales and 50-60% of its net earnings for a fiscal year.

Working Capital

The Company has historically funded its working capital from internally generated funds and from bank borrowings and expects these sources to continue to be adequate for the foreseeable future.

Competition

The retail men’s apparel business is highly competitive. The Company’s stores compete with department stores, other men’s specialty stores and discount clothing stores. The Company competes on the basis of price, quality and selection of merchandise, as well as customer service and store location. Many of its competitors are considerably larger than the Company and have substantially greater financial and other resources. At various times throughout the year, department store chains and full-priced specialty shops offer brand name merchandise at substantial markdowns, which may result in prices matching or less than those regularly offered by the Company.

Employees

As of February 1, 2003, the Company had approximately 2,200 employees, more than half of whom worked part-time. A number of part-time employees are usually added during the Christmas holiday season. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

New Accounting Pronouncements

In 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the classification of debt extinguishments as extraordinary items. SFAS 145 did not have a material impact on the Company’s financial statements.

In 2002, the FASB issued SFAS No. 146, Account for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 did not have a material impact on the Company’s financial statements.

In 2002, the FASB issued FASB No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB No. 123 “Accounting for Stock-Based Compensation”. Adoption of this standard did not have a material impact on the Company’s financial statements.

In 2002, the FASB issued FASB Interpretation [FIN] 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 also addresses the disclosures required by a guarantor in interim and annual financial statements regarding obligations under guarantees. FIN 45 did not have a material impact on the Company’s financial statements.

In 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity [VIE] as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company does not have any investments in variable interest entities, therefore, the adoption of this interpretation will have no impact on the Company’s financial statements.

Information Regarding Forward-Looking Statements

The provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) provide companies with a “safe harbor” when making forward-looking statements. This “safe harbor” encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the “safe harbor” provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Company statements that are not historical facts, including statements about management’s expectations for fiscal year 2004 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include, but are not limited to, the following:

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

(c) changes in availability of working capital and capital expenditure financing, including the availability of the Company’s credit facilities to support seasonal borrowing needs and the development of retail stores;

(d) changes in the availability on acceptable terms of appropriate real estate locations for expansion;

(e) the presence or absence of new products or product features in the merchandise categories the Company sells and changes in the Company’s actual merchandise sales mix, including the trend toward corporate casual attire;

(f) changes in availability of or access to both domestic and foreign sources of merchandise inventory;

(g) the ability to maintain an effective leadership team to manage and support the Company’s service- driven operating strategy in a dynamic environment of changes in the cost and availability of a suitable work force;

(h) changes in production or distribution costs of the Company’s advertising; and

(i) unusual weather patterns.

The Company assumes no obligation to update publicly or release revisions to any forward-looking statements, whether as a result of new information, future events or otherwise.

The United States retail industry and the specialty apparel retail industry in particular, are dynamic by nature and have undergone significant changes in recent years. The Company’s ability to anticipate and successfully respond to continuing challenges is key to achieving its expectations.

Trademarks and Service Marks

The Company believes it has the right to use all trademarks and service marks necessary to conduct its business as currently operated. The Company considers these marks and the accompanying customer recognition and goodwill to be valuable to its business, particularly in the case of its “S&K”-related service marks and logos. The Company believes its existing rights to use such marks can be preserved through continued use of the marks and, where applicable, renewal of registrations.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

The Company has no foreign operations or export sales.

Item 2. Properties

As of April 4, 2003 all but one of the Company’s 235 stores are leased. The Company owns a “flagship” traditional store located in Richmond, Virginia, which it built and opened in March 1998. With the exception of three freestanding locations, all the stores are located in strip shopping centers, enclosed malls, or outlet centers. The square footage of the stores varies with store format. The traditional S&K store generally ranges in size from approximately 3,500 to 5,000 square feet and the outlet stores from 3,000 to 4,000 square feet. All stores are located in close proximity to population centers, department stores and other retail operations and are often situated near a major highway or thoroughfare.

As leases expire, the Company generally exercises a renewal option when desirable. It is S&K’s strategy to negotiate its leases to include termination clauses exercisable within two years of initial occupancy. By exercising this termination clause when appropriate, S&K is able to minimize any long-term effect of opening an undesirable location, which would be unable to meet volume and profitability expectations. Additionally, these termination clauses give the Company flexibility to relocate a store should a more attractive site become available in that market. In most cases, the Company’s new stores have been profitable, on an operating basis, in the first full fiscal quarter of their operation.

The company closed 10 stores in fiscal 2003 (four of which were relocations): Jacksonville, Florida; Byron, Georgia; Albany and Rochester, New York; Charlotte and Durham, North Carolina; Dayton, Ohio; Reading, Pennsylvania; Myrtle Beach, South Carolina; and Lynchburg, Virginia.

As of April 4, 2003, the Company operated 235 stores in 27 states. The following summary recaps the number of current locations by state.

Number of stores
Virginia	25
Alabama	12
Arkansas	5
Florida	18
Georgia	10
Illinois	9
Indiana	10
Iowa	3
Kansas	3
Kentucky	5
Louisiana	4
Maine	2
Maryland	2
Michigan	13
Mississippi	2
Missouri	3
New Jersey	1
New York	17
North Carolina	23
Ohio	13
Oklahoma	2
Pennsylvania	8
South Carolina	14
Tennessee	16
Texas	8
West Virginia	2
Wisconsin	5

Total	235

Store leases generally provide for an annual base rent of between $4.50 and $27.00 per square foot. Most leases contain provisions which require the payment of a percentage of sales as additional rent, generally when sales reach specified levels.

The Company’s executive offices are located at its Corporate Headquarters and Central Distribution Center in Richmond, Virginia, and are owned by the Company. The total facility contains approximately 130,000 square feet, with the distribution center occupying approximately 110,000 of that square footage.

Item 3. Legal Proceedings

There are no legal proceedings against the Company which are expected to have a material adverse effect upon the Company or its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of the Company who serve at the discretion of the Board of Directors are as follows:

Stuart C. Siegel, 60, is Chairman of the Board of Directors of the Company. Prior to April 2002, Mr. Siegel was also Chief Executive Officer.

Donald W. Colbert, 53, is Vice Chairman and Chief Operating Officer and is a director of the Company since April 2002. Prior to April 2002, Mr. Colbert was President and Chief Operating Officer and a director.

Stewart M. Kasen, 63, is President and Chief Executive Officer and is a director of the Company since April 2002. Prior to joining the Company, Mr. Kasen was President of Schwarzschild Jewelers between September 2001 and April 2002; a Private Investor between November 1999 and August 2001; Chairman, President and Chief Executive Officer of Factory Card Outlet Corp. (“FCO”) between May 1998 and October 1999; FCO filed a petition in bankruptcy in March 1999; Private Investor prior to May 1998.

Robert E. Knowles, 53, is Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Knowles is a Certified Public Accountant.

Robert F. Videtic, 55, is Senior Vice President, Divisional Merchandise Manager. Prior to January 2001, Mr. Videtic was Vice President, Divisional Merchandise Manager.

Jon R. Vinegar, 46, is Vice President, Divisional Merchandise Manager since February 2000. Between November 1999 and February 2000, Mr. Vinegar was a Divisional Merchandise Manager – Men’s Clothing & Furnishings with Belk Department Stores; previously he was Vice President, Divisional Merchandise Manager with S&K Famous Brands, Inc.

Weldon J. Wirick, III, 52, is Senior Vice President—Training and Associate Development. Prior to January 2002, Mr. Wirick was Senior Vice President—Operations.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Please see page 12 of the 2002 Annual Report under the caption “Selected Quarterly Data,” which is incorporated herein by reference.

During the fiscal year ended February 1, 2003, the Company contributed 12,346 shares of its common stock to the S&K Famous Brands Employees’ Savings/Profit Sharing Plan for the year ended December 31, 2001. The contribution was exempt from registration pursuant to section 3 (a) 2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the Company’s securities.

See Item 12 for equity compensation plan information.

Item 6. Selected Financial Data

Please see page 3 of the 2002 Annual Report under the caption “Five-Year Summary of Selected Financial Data,” which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please see pages 3-5 of the 2002 Annual Report under the caption “Management’s Discussion and Financial Review,” which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Please see page 5 of the 2002 Annual Report under the caption “Interest Rate Risk”, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Please see Part IV, Item 14 (a) 1., captioned “Financial Statements,” for a list of financial statements which are incorporated herein by reference from the 2002 Annual Report.

Please see page 12 of the 2002 Annual Report under the caption “Selected Quarterly Data,” which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Please see page 3 of the registrant’s definitive Proxy Statement under the caption “Information Regarding Nominees”, for information concerning directors, which is incorporated herein by reference.

Please see section entitled “Executive Officers of the Registrant” in Part I of this report for information concerning executive officers.

Item 11. Executive Compensation

Please see page 5 and page 9 of the registrant’s definitive Proxy Statement under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and page 4 of the registrant’s definitive Proxy Statement under the caption “Directors’ Compensation”, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Please see pages 1-2 of the registrant’s definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information as of February 1, 2003 with respect to compensation plans under which shares of S&K common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
Equity Compensation Plans Approved by Shareholders	237,640	$9.17	376,362

Equity Compensation Plans Not Approved by Shareholders	0	$0.00	0

Total	237,640	$9.17	376,362

[1]	Amounts exclude any securities to be issued upon exercise of outstanding options.

Item 13. Certain Relationships and Related Transactions

Please see page 4 and pages 6-7 of the registrant’s definitive Proxy Statement under the captions “Certain Relationships and Related Transactions” and “1995 and 2000 Stock Purchase Loan Plans” which are incorporated herein by reference.

Item 14. Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (CEO) and chief financial officer (CFO). Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual act of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that subject to the limitations noted above, our Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

		Page in Annual Report

1.

Financial Statements:

The following financial statements of S&K Famous Brands, Inc. and report of independent accountants, included in the registrant’s 2002 Annual Report are incorporated by reference in Item 8:

	Statements of Income for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001	6

	Statements of Changes in Shareholders’ Equity for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001	6

	Balance Sheets at February 1, 2003, and February 2, 2002	7

	Statements of Cash Flows for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001	8

	Notes to Financial Statements	9-11

	Report of Independent Accountants	12

2.	Financial Statement Schedules:

	None.

3.	Exhibits required to be filed by Item 601 of Regulation S-K:

	See INDEX TO EXHIBITS

(b) Reports on Form 8-K filed during the last quarter of the year ended February 2, 2002.

None

Except for the information referred to in Items 5, 6, 7, 7A, 8 and 14(a) 1. hereof, the 2002 Annual Report to Shareholders for the fiscal year ended February 1, 2003 shall not be deemed to be filed pursuant to the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&K FAMOUS BRANDS, INC

Date: April 11, 2003	/s/ STEWART M. KASEN
STEWART M. KASEN President and Chief Executive Officer (Principal Executive Officer)

Date: April 11, 2003	/s/ ROBERT E. KNOWLES
ROBERT E. KNOWLES Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Date: April 11, 2003	/s/ JANET L. JORGENSEN
JANET L. JORGENSEN Senior Vice President & Controller, Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2003	/s/ STUART C. SIEGEL
STUART C. SIEGEL, Chairman of the Board of Directors

Date: April 11, 2003	/s/ ROBERT L. BURRUS, JR.
ROBERT L. BURRUS, JR., Director

Date: April 11, 2003	/s/ DONALD W. COLBERT
DONALD W. COLBERT, Vice Chairman and Chief Operating Officer, Director

Date: April 11, 2003	/s/ STEWART M. KASEN
STEWART M. KASEN, President and Chief Executive Officer, Director

Date: April 11, 2003	/s/ ANDREW M. LEWIS
ANDREW M. LEWIS, Director

Date: April 11, 2003	/s/ STEVEN A. MARKEL
STEVEN A. MARKEL, Director

Date: April 11, 2003	/s/ TROY A. PEERY, JR.
TROY A. PEERY, JR., Director

Date: April 11, 2003	/s/ MARSHALL B. WISHNACK
MARSHALL B. WISHNACK, Director

CERTIFICATIONS

I, Stewart M. Kasen, certify that:

1.	I have reviewed this annual report on Form 10-K of S&K Famous Brands, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 11, 2003	/s/ STEWART M. KASEN
President and Chief Executive Officer (Principal Executive Officer)

I, Robert E. Knowles, certify that:

1.	I have reviewed this annual report on Form 10-K of S&K Famous Brands, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 11, 2003	/s/ ROBERT E. KNOWLES
Robert E. Knowles Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

(3)	Articles of incorporation and bylaws

a.	Registrant’s Amended and Restated Articles of Incorporation (conformed to include amendments to date), filed as Exhibit 3(a) to registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, are expressly incorporated herein by this reference.

b.	Amendment to registrant’s Bylaws dated March 26, 2002 and registrant’s amended and restated Bylaws (conformed to include amendments to date).

(4)	Instruments defining the rights of security holders, including indentures.

a.	Loan and Security Agreement, dated March 27, 2002, among the registrant, Branch Banking and Trust Company of Virginia and SunTrust Bank, filed as Exhibit (b) to the registrant’s Schedule TO filed March 28, 2002, is expressly incorporated herein by this reference.

b.	First Amendment to Loan and Security Agreement dated May 15, 2002 filed as Exhibit (a) 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

(10)	Material Contracts

* a.	Deferred compensation agreements dated February 1, 1988, between registrant and the following officers of the registrant: Stuart C. Siegel, Donald W. Colbert, Robert E. Knowles and Weldon J. Wirick, III, filed as Exhibit 19(a) to registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1988 (File #0-11682), are expressly incorporated herein by this reference.

* b.	Executive Split Dollar Life Insurance Plan and Executive Split Dollar Life Insurance Agreement, dated May 1, 1990, between registrant and Stuart C. Siegel with a schedule of other participants and their respective coverage amounts, filed as Exhibit 10(e) to registrant’s Annual Report on Form 10-K for the year ended January 30, 1993 (File #0-11682), is expressly incorporated herein by this reference.

* c.	1991 Stock Option Plan, filed as Exhibit 19 to registrant’s Quarterly Report on Form 10-Q for the quarter ended July 27, 1991 (File #0-11682), is expressly incorporated herein by this reference.

* d.	Amendment to 1991 Stock Option Plan, filed as Exhibit 19 to registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 1993 (File #0-11682), is expressly incorporated herein by this reference.

* e.	Amendment to 1991 Stock Option Plan, filed as Exhibit 10(g) to registrant’s Annual Report on Form 10-K for the year ended January 31, 1998 (file #0-11682), is expressly incorporated herein by this reference.

* f.	1999 Stock Incentive Plan filed as Exhibit A to the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on May 19, 1999 (file #0-11682) is expressly incorporated herein by this reference.

* g.	2000 Stock Purchase Loan Plan filed as Exhibit A to the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on May 18, 2000 (file #0-11682) is expressly incorporated herein by this reference.

* Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

a.	Registrant’s 2002 Annual Report to Shareholders (“2002 Annual Report”) for the fiscal year ended February 1, 2003.

(23)	Consents of Experts and Counsel

a.	Consent of Independent Accountants

(99) Exhibits

a.	99.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	99.2	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Osley Act of 2002.