Form 10-Q
period 2003-05-03
S&K FAMOUS BRANDS INC
filed 2003-06-06
CIK 723924

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12-b-2 of the Act. Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of May 3, 2003.

2,452,584 shares of Common Stock, $0.50 par value

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

S & K FAMOUS BRANDS, INC.

Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	May 3, 2003	May 4, 2002
Net sales	$42,183	$41,791
Cost of sales	21,341	21,204

Gross profit	20,842	20,587
Other costs and expenses:
Selling, general and administrative	17,469	17,443
Interest	94	13
Depreciation and amortization	787	797
Other income, net	(25)	(43)

Income before income taxes	2,517	2,377
Provision for income taxes	956	903

Net income	$1,561	$1,474

Earnings per common share:
Basic	$0.63	$0.38

Diluted	$0.63	$0.38

Weighted average common shares outstanding – basic	2,473	3,902

Weighted average common shares outstanding including dilutive potential common shares	2,487	3,927

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Balance Sheets

(In thousands, except per share amounts)

	May 3, 2003	May 4, 2002	February 1, 2003
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$519	$5,491	$3,002
Accounts receivable	258	252	314
Merchandise inventories	55,017	50,339	46,073
Prepaid income taxes	—	—	242
Other current assets	3,081	3,405	3,283

Total current assets	58,875	59,487	52,914
Property and equipment, at cost:
Land and buildings	6,608	6,608	6,607
Furniture, fixtures and equipment	17,353	16,919	17,327
Leasehold improvements	17,321	17,205	17,220

	41,282	40,732	41,154
Less: Accumulated depreciation and amortization	25,727	23,721	25,033

	15,555	17,011	16,121
Other assets	7,184	6,792	7,174

	$81,614	$83,290	$76,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,346	$403	$1,860
Accounts payable	17,068	14,691	12,037
Accrued compensation and related items	893	893	2,379
Current and deferred income taxes	821	438	94
Other current liabilities	2,215	1,975	2,034

Total current liabilities	23,343	18,400	18,404
Long-term debt	8,832	18,079	9,419
Other long-term liabilities	1,704	1,609	1,690
Deferred income taxes	1,503	1,450	1,512
Commitments
Shareholders’ equity:
Preferred stock, $1 par value; authorized shares, 500; issued and outstanding shares, none
Common stock, $.50 par value, authorized shares, 10,000; issued and outstanding shares, 2,452, 2,519 and 2,504, respectively	1,226	1,260	1,252
Capital in excess of par value	—	—	—
Notes receivable—Stock Purchase Loan Plan	(985)	(1,508)	(996)
Retained earnings	45,991	44,000	44,928

	46,232	43,752	45,184

	$81,614	$83,290	$76,209

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Statements of Cash Flows

Increase (Decrease) in Cash

(in thousands) (unaudited)

	Three Months Ended
	May 3, 2003	May 4, 2002
Cash flows from operating activities:	$1,561	$1,474
Net income
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	907	916
Loss on property dispositions, net	10	16
Other	14	25
Changes in assets and liabilities:
Accounts receivable	56	19
Merchandise inventories	(8,944)	(5,470)
Other current assets	202	(192)
Other assets	17	(114)
Accounts payable and accrued expenses	3,886	4,408
Current and deferred income taxes	964	585

Net cash (used for) provided by operating activities	(1,327)	1,667

Cash flows from investing activities:
Capital expenditures	(341)	(372)

Cash flows from financing activities:
Borrowings under line of credit debt	—	17,087
Repayment under line of credit and real estate debt	(100)	(45)
Repurchase of common stock	(678)	(17,087)
Payment of tender offer cost	—	(44)
Principal paid on notes receivable – Stock Purchase Loan Plan	1	216
Premium payments of life insurance policies	(38)	(188)

Net cash used for financing activities	(815)	(61)

Net (decrease) increase in cash & cash equivalents	(2,483)	1,234
Cash & cash equivalents at beginning of period	3,002	4,257

Cash & cash equivalents at end of period	$519	$5,491

Supplemental cash flow information:
Cash paid during the period for interest	$67	$8
Cash paid during the period for income taxes, net	—	318
Non-cash financing activity –
Reduction of notes receivable – Stock Purchase Loan Plan	—	267
Principal forgiveness on Stock Purchase Loan Plan	10	22
Issuances of common stock	155	310
Reduction of common stock	—	(358)
Accrual of tender offer costs	—	206

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Notes to Financial Statements

(unaudited)

A.	Accounting Policies

The accompanying unaudited interim financial statements have been prepared by S & K Famous Brands, Inc. (the “Company”) in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly reporting. In the opinion of the Company’s management, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair representation of the financial position and results of operations for interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent annual report to shareholders (the “2002 Annual Report”) and its Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (the “10-K”).

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

C.	Stock Based Compensation

FAS No. 123 requires the Company to make certain proforma disclosures as if the fair value based method of accounting had been applied to its stock option grants. There have been no new stock options granted since September, 2000. The fair value of the options granted in prior years was estimated at the date of grant using the Black-Scholes option pricing model.

Had compensation cost been determined including the weighted average fair-value of options granted subsequent to fiscal year 1999 (which all ratably vest over five years), the Company’s proforma net income and net income per share for the three months ended May 3, 2003 and May 4, 2002 would have been:

	3 months ended
(in thousands except per share amounts)	May 3, 2003	May 4, 2002
Compensation expense related to stock option plans:
As reported	$—	$—
Proforma	25	30
Net income:
As reported	$1,561	$1,474
Proforma	1,536	$1,444
Basic earnings per share:
As reported	$0.63	$0.38
Proforma	$0.62	$0.37
Diluted earnings per share:
As reported	$0.63	$0.38
Proforma	$0.62	$0.37

D.	Expansion

Since February 1, 2003, the Company has relocated one store in the Rochester, New York market (3,835 square feet). Additionally, the Company closed two other stores which had not met the Company’s sales and profitability expectations—one in Rochester, New York (3,000 square feet) and one in Fredericksburg, Virginia (4,000 square feet). The profit impact of the closings was not significant to the Company’s financial position or results of operations.

E.	Other Matters

During the first quarter of fiscal 2004, the Company issued 17,196 shares of its common stock to the S&K Famous Brands Employees’ Savings/Profit Sharing Plan, which resulted in an increase in Shareholders’ Equity of $150,000. This $150,000 expense was accrued in fiscal 2003.

Item 2. MANAGEMENT’S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

The statements contained in this quarterly report that are not historical facts, including statements about management’s expectations for fiscal 2004 and beyond, may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause the Company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include, but are not limited to, those discussed in the Company’s 10-K.

Three Months Ended May 3, 2003 Compared to Three Months Ended May 4, 2002

RESULTS OF OPERATIONS

The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months ended May 3, 2003 and May 4, 2002.

	Percentage of Net Sales
	Three Months Ended
	5/03/03	5/04/02
Net sales	100.0%	100.0%
Cost of sales	50.6	50.7

Gross profit	49.4	49.3
Other costs and expenses:
Selling, general and administrative	41.4	41.8
Interest	.2	—
Depreciation and amortization	1.9	1.9
Other income, net	(0.1)	(0.1)

Income before income taxes	6.0	5.7
Provision for income taxes	2.3	2.2

Net income	3.7%	3.5%

Net sales in the first quarter of fiscal 2004 were $42.2 million compared to $41.8 million for the same period last year, and reflect a net reduction of two stores. Comparable store sales increased 1% over last year. During the first quarter the Company opened one new store (a relocation) and closed two other locations which had not met sales and profitability expectations. There were 234 stores in operation as of May 3, 2003, compared to 236 stores at May 4, 2002.

Cost of sales in the first quarter of fiscal 2004 was 50.6% of net sales compared to 50.7% of net sales for the same period last year. The 0.1% of net sales decrease was the net result of lower buying and occupancy costs as a component of cost of sales due to higher inventory levels compared to the prior year, offset in part by taking a higher level of promotional markdowns to increase store traffic.

Selling, general and administrative expenses in the first quarter of fiscal 2004 were 41.4% of net sales compared to 41.8% of net sales in the first quarter of the previous year. This 0.4% of net sales decrease was due to a combination of lower net alterations costs and lower group health insurance claims compared to the prior year.

Interest expense was $94,000, or 0.2% of net sales, in the first quarter of fiscal 2004 compared to $13,000 in fiscal 2003. The first quarter of fiscal 2004 includes incremental interest of approximately $72,000 related to a new Credit Facility originated on April 26, 2002 to fund a tender offer (see Note 4 to the Financial Statements in the Company’s 2002 Annual Report).

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. The Company currently believes it will open approximately ten new stores in fiscal 2004, while also closing/relocating approximately five under-performing locations. During the first quarter ended May 3, 2003, the Company opened one new store, which was a relocation, and closed two other under-performing stores which had not met the Company’s sales and profitability expectations. The Company does not expect this activity to significantly impact liquidity or capital resources, including its debt covenants.

Operating activities for the first quarter of fiscal 2004 used net cash of approximately $1.3 million while the first quarter of fiscal 2003 provided net cash of approximately $1.7 million. This $3.0 million fluctuation is primarily related to increased inventory growth year over year.

Net cash used for investing activities was primarily for the purpose of store expansion, remodeling, and to a lesser degree, technology. Capital expenditures for the first quarter of fiscal 2004 and 2003 approximated $0.3 million and $0.4 million, respectively.

Financing activities for the first quarter of fiscal 2004 and 2003 used net cash of approximately $0.8 million and $0.1 million, respectively. During the first quarter of fiscal 2004, the Company used approximately $0.7 million for the repurchase of approximately 70,000 shares of its common stock. During the first quarter of fiscal 2003, the Company completed a tender offer under which it purchased approximately 1.6 million shares at $11.00 per share for approximately $17.1 million and financed it under a new Credit Facility. As of May 3, 2003, the Company had net unused commitments of $26.0 million under the Credit Facility and was in compliance with all covenants.

Contractual Obligations

The Company’s contractual obligations to make future payments under its Credit Facility and lease obligations are summarized as follows:

Payments Due by Period ($millions)

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-term debt	$11.2	$2.3	$4.4	$4.5	$—
Operating leases	36.6	12.4	14.5	6.7	3.0

Total contractual obligations	$47.8	$14.7	$18.9	$11.2	$3.0

Other Matters

Critical Accounting Policies

In conformity with generally accepted accounting principles, the preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Although the estimates are based on our knowledge of current events and actions we may undertake in the future, actual results could differ from those estimates. Significant accounting policies used in the preparation of the Company’s financial statements are summarized in Note 1 to the Financial Statements in the Company’s 2002 Annual Report.

Off Balance Sheet Arrangements

At May 3, 2003, the Company does not have transactions, arrangements or relationships with “special purpose” entities. Except for Letters of Credit approximating $0.6 million, which expire early fall 2003, the Company does not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures on Market Risk

During the first three months of fiscal 2004 there were no material changes in the Company’s market risk exposure or in management strategy as stated in the Company’s 2002 Annual Report.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed in Item 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that subject to the limitations disclosed in the Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

(c)

During the quarter ended May 3, 2003, the Company contributed 17,196 shares of its common stock to the S&K Famous Brands Employees’ Savings/Profit Sharing Plan. The contribution was exempt from registration pursuant to section 3(a)2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the Company’s securities.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the Company’s shareholders was held on May 29, 2003.

(b) & (c)	At the annual meeting, the shareholders elected eight directors and ratified the selection of independent accountants. The results of the voting were as follows:

Election of Directors

Director	For	Withheld
Stuart C. Siegel	1,948,322	398,002
Robert L. Burrus, Jr.	1,655,713	690,611
Donald W. Colbert	1,948,322	398,002
Stewart M. Kasen	1,948,322	398,002
Andrew M. Lewis, Ph.D.	2,334,922	11,402
Steven A. Markel	2,255,022	91,302
Troy A. Peery, Jr.	2,339,722	6,602
Marshall B. Wishnack	2,334,722	11,602

Ratification of PricewaterhouseCoopers LLP as Independent Accountants

For	Against	Abstain
2,341,904	4,000	420

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	There were no reports filed on Form 8-K during the three months ended May 3, 2003.

-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S & K FAMOUS BRANDS, INC. (Registrant)

Date: June 6, 2003	/s/ ROBERT E. KNOWLES
Robert E. Knowles Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Date: June 6, 2003	/s/ JANET L. JORGENSEN
Janet L. Jorgensen Sr. Vice President and Controller Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Stewart M. Kasen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of S&K Famous Brands, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 6, 2003	/s/ STEWART M. KASEN
Stewart M. Kasen President and Chief Executive Officer (Principal Executive Officer)

I, Robert E. Knowles, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of S&K Famous Brands, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 6, 2003	/s/ ROBERT E. KNOWLES
Robert E. Knowles Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)