Form 10-Q
period 2003-08-02
S&K FAMOUS BRANDS INC
filed 2003-08-26
CIK 723924

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Act.  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of August 2, 2003.

2,452,584 shares of Common Stock, $0.50 par value

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

S & K FAMOUS BRANDS, INC.

Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales	$39,432	$36,094	$81,615	$77,885
Cost of sales	21,007	19,196	42,347	40,400

Gross profit	18,425	16,898	39,268	37,485
Other costs and expenses:
Selling, general and administrative	17,053	16,005	34,523	33,448
Interest	124	153	217	166
Depreciation and amortization	790	790	1,577	1,587
Other income, net	(28)	(138)	(53)	(181)

Income before income taxes	486	88	3,004	2,465
Provision for income taxes	185	33	1,142	937

Net income	$301	$55	$1,862	$1,528

Earnings per common share:
Basic	$0.12	$0.02	$0.76	$0.48

Diluted	$0.12	$0.02	$0.75	$0.47

Weighted average common shares outstanding – basic	2,453	2,522	2,462	3,212

Weighted average common shares outstanding including dilutive potential common shares	2,501	2,561	2,493	3,244

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Balance Sheets

(In thousands, except per share amounts)

	August 2, 2003	August 3, 2002	February 1, 2003
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$554	$542	$3,002
Accounts receivable	392	572	314
Merchandise inventories	53,186	45,563	46,073
Prepaid income taxes	484	722	242
Other current assets	3,011	3,215	3,283

Total current assets	57,627	50,614	52,914
Property and equipment, at cost:
Land and buildings	6,608	6,608	6,607
Furniture, fixtures and equipment	17,269	16,878	17,327
Leasehold improvements	17,668	17,110	17,220

	41,545	40,596	41,154
Less: Accumulated depreciation and amortization	26,208	24,072	25,033

	15,337	16,524	16,121
Other assets	7,297	6,978	7,174

	$80,261	$74,116	$76,209

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,346	$889	$1,860
Accounts payable	10,217	8,635	12,037
Accrued compensation and related items	1,435	1,262	2,379
Current and deferred income taxes	91	103	94
Other current liabilities	2,010	1,813	2,034

Total current liabilities	16,099	12,702	18,404
Long-term debt	14,395	14,208	9,419
Other long-term liabilities	1,717	1,636	1,690
Deferred income taxes	1,505	1,463	1,512
Commitments
Shareholders’ equity:
Preferred stock, $1 par value; authorized shares, 500; issued and outstanding shares, none
Common stock, $.50 par value, authorized shares, 10,000; issued and outstanding shares, 2,452, 2,524 and 2,504, respectively	1,226	1,262	1,252
Capital in excess of par value	—	38	—
Notes receivable—Stock Purchase Loan Plan	(974)	(1,122)	(996)
Retained earnings	46,293	43,929	44,928

	46,545	44,107	45,184

	$80,261	$74,116	$76,209

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Statements of Cash Flows

Increase (Decrease) in Cash

(In thousands) (unaudited)

	Six Months Ended
	August 2, 2003	August 3, 2002
Cash flows from operating activities:
Net income	$1,862	$1,528
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	1,819	1,856
Proceeds received on insurance claim	240	225
Gain on insurance claim	(11)	(132)
Loss on property dispositions, net	26	51
Other	27	53
Changes in assets and liabilities:
Accounts receivable	(78)	5
Merchandise inventories	(7,342)	(1,008)
Other current assets	272	(2)
Other assets	(54)	100
Accounts payable and accrued expenses	(2,616)	(1,163)
Current and deferred income taxes	(247)	(564)

Net cash (used for) provided by operating activities	(6,102)	949

Cash flows from investing activities:
Capital expenditures	(1,051)	(865)
Proceeds from property dispositions	11	7

Net cash used for investing activities	(1,040)	(858)

Cash flows from financing activities:
Net borrowings under revolving bank loans	6,150	3,650
Borrowings under line of credit debt	—	18,997
Repayment under line of credit and real estate debt	(687)	(8,990)
Repurchase of common stock	(678)	(17,087)
Payment of tender offer cost	—	(375)
Payment of debt issuance cost	—	(212)
Principal paid on notes receivable – Stock Purchase Loan Plan	—	598
Premium payments on life insurance policies	(91)	(387)

Net cash provided by (used for) financing activities	4,694	(3,806)

Net decrease in cash & cash equivalents	(2,448)	(3,715)
Cash & cash equivalents at beginning of period	3,002	4,257

Cash & cash equivalents at end of period	$554	$542

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$165	$121
Cash paid during the period for income taxes, net	1,388	1,501
Non-cash financing activities –
Reduction of notes receivable – Stock Purchase Loan Plan	—	267
Principal forgiveness on Stock Purchase Loan Plan	21	27
Issuances of common stock	155	350
Reduction of common stock due to surrender of shares	—	(358)
Reduction in income taxes payable from benefit of stock options	—	219

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

Had compensation cost been determined including the weighted average fair-value of options granted subsequent to fiscal year 1999 (which all ratably vest over five years), the Company’s proforma net income and net income per share for the three and six months ended August 2, 2003 and August 3, 2002 would have been:

	3 months ended		6 months ended
(in thousands except per share amounts)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
After-tax compensation expense related to stock option plans:
As reported	$—	$—	$—	$—
Proforma	25	30	50	60
Net income:
As reported	$301	$55	$1,862	$1,528
Proforma	276	25	$1,812	$1,468
Basic earnings per share:
As reported	$0.12	$0.02	$0.76	$0.48
Proforma	$0.11	$0.01	$0.74	$0.46
Diluted earnings per share:
As reported	$0.12	$0.02	$0.75	$0.47
Proforma	$0.11	$0.01	$0.73	$0.45

D.	Expansion

Since the end of the first quarter the Company relocated stores in Commerce, Georgia (2,370 square feet) and Rochester, New York (3,150 square feet).

Year-to-date the Company has relocated three stores and closed two other stores which had not met sales and profitability expectations. The profit impact of the closings was not significant to the Company’s financial position or results of operations.

E.	Other Matters

During the first quarter of fiscal 2004, the Company issued 17,196 shares of its common stock to the S&K Famous Brands Employees’ Savings/Profit Sharing Plan, which resulted in an increase in Shareholders’ Equity of $150,000. This $150,000 expense was accrued in fiscal 2003.

F.	New Accounting Pronouncements

In 2003, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 149 and 150 as well as FIN 46. Adoption of these statements is not expected to have a material impact on the Company’s financial statements.

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

Three Months and Six Months Ended August 2, 2003 Compared to Three Months and Six Months Ended August 3, 2002

RESULTS OF OPERATIONS

The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three-months and six-months ended August 2, 2003 and August 3, 2002.

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	8/2/03	8/3/02	8/2/03	8/3/02
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.3	53.2	51.9	51.9

Gross profit	46.7	46.8	48.1	48.1
Other costs and expenses:
Selling, general and administrative	43.2	44.4	42.3	42.9
Interest	0.3	0.4	0.3	0.2
Depreciation and amortization	2.0	2.2	1.9	2.0
Other income, net	(0.1)	(0.4)	(0.1)	(0.2)

Income before incomes taxes	1.3	0.2	3.7	3.2
Provision for income taxes	0.5	0.1	1.4	1.2

Net income	0.8%	0.1%	2.3%	2.0%

Net sales in the second quarter of fiscal 2004 increased 9.2%, or $3.3 million, compared to the same period last year, reflecting a net reduction of one store and an increase in comparable store sales of approximately 9%. This increase was due to growth in average sale resulting in higher sales of suits, furnishings and shoes. For the six-month period, net sales increased by 4.8%, or $3.7 million, compared to the same period last year. Comparable store sales for the six-month period were up 5% over last year and were due to increases in average sale. During the second quarter of fiscal 2004 the Company relocated one store. There were 234 stores in operation as of August 2, 2003, compared to 235 stores at August 3, 2002.

Cost of sales in the second quarter of fiscal 2004 was 53.3% of net sales compared to 53.2% of net sales for the same period last year. The 0.1% of net sales increase in the quarter was due to a combination of shifts in sales to lower margin categories and higher markdowns in seasonal goods offset in part by lower buying and occupancy costs as a component of cost of sales due to higher inventory levels compared to the prior year. For the six-month period cost of sales was 51.9% of net sales in both years and was the net result of lower buying and occupancy costs as a component of cost of sales due to higher inventory levels as compared to last year offset by a higher level of promotional markdowns.

Selling, general and administrative expenses in the second quarter of fiscal 2004 were 43.2% of net sales compared to 44.4% of net sales in the same quarter last year. This 1.2% of net sales decrease is due to the combination of lower advertising costs, lower net alteration costs and leveraging of fixed occupancy costs on higher sales, offset in part by higher group health insurance claims compared to the same period last year. For the first six months in fiscal 2004, selling, general and administrative expenses were 42.3% of net sales compared to 42.9% of net sales last year. The six-month decrease of 0.6% of net sales was due primarily to lower advertising costs, lower net alteration costs and better leveraging of fixed occupancy costs on higher sales, offset in part by higher store compensation and credit card costs compared to last year.

Interest expense in the second quarter of fiscal 2004 was 0.3% of net sales compared to 0.4% of net sales last year and is primarily attributable to lower average interest rates. For the six-month period interest expense was 0.3% of net sales versus 0.2% of net sales in fiscal 2003 and is primarily attributable to incremental interest in the first quarter of fiscal 2004 of approximately $72,000 related to a new Credit Facility originated on April 26, 2002 to fund a tender offer (see Note 4 to the Financial Statements in the Company’s 2002 Annual Report).

Other income, net in the second quarter was 0.1% of net sales in fiscal 2004 compared to 0.4% of net sales in fiscal 2003. For the six month period other income, net was 0.1% of net sales and 0.2% of net sales in fiscal 2004 and 2003, respectively. These changes were primarily due to income in the second quarter last year from an insurance claim of $132,000 ($82,000 after tax or $0.03 per diluted share).

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. During the six months ended August 2, 2003, the Company relocated three stores and closed two other locations, which had not met the Company’s sales and profitability expectations. For the remainder of fiscal 2004, the Company believes it will open ten new stores and close/relocate between four and six under-performing stores. The Company does not expect this activity to significantly impact liquidity or capital resources, including its debt covenants.

Operating activities used net cash of approximately $6.1 million in the first six months of fiscal 2004 while providing net cash of approximately $0.9 million in the comparable fiscal 2003 period. This $7.0 million reduction was primarily due to the Company’s plan to increase the inventory growth rate year over year to fuel higher sales.

Net cash used for investing activities was primarily for the purpose of store expansion, remodeling and to a lesser degree, technology. Capital expenditures for the first six months of fiscal 2004 and 2003 approximated $1.0 million and $0.9 million, respectively.

Financing activities for the first six months of fiscal 2004 provided net cash of approximately $4.7 million of which $6.2 million was from net borrowings under revolving bank loans offset by $.7 million in repurchases of its common stock (approximately 70,000 shares) and repayments of approximately $.7 million on the line of credit and real estate debt. During the first six months of fiscal 2003, the Company used net cash of approximately $3.8 million which included completing a tender offer under which it purchased approximately 1.6 million shares at $11.00 per share for approximately $17.1 million and financed it under a new Credit Facility. As of August 2, 2003, the Company had net unused commitments of approximately $19.9 million under the Credit Facility and was in compliance with all covenants.

Contractual Obligations

The Company’s contractual obligations to make future payments under its Credit Facility and lease obligations are summarized as follows:

Payments due by Period ($ millions)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$16.7	$2.3	$3.9	$10.5	$—
Operating leases	36.6	12.4	14.5	6.7	3.0

Total contractual obligations	$53.3	$14.7	$18.4	$17.2	$3.0

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

Off Balance Sheet Arrangements

At August 2, 2003 the Company does not have transactions, arrangements or relationships with “special purpose” entities. Except for letters of credit approximating $0.6 million, which expire fall 2003, the Company does not have any off balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of fiscal 2004 there were no material changes in the Company’s market risk exposure or in management strategy as stated in the Company’s 2002 Annual Report.

Item 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed in Item 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information regarding the matters submitted to shareholders at the annual meeting on May 29, 2003 and related voting results was included in the Company’s Form 10-Q for the quarterly period ended May 3, 2003.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.	Articles of incorporation and bylaws

(a) Registrant’s Amended and Restated Articles of Incorporation (conformed to include amendments to date), filed as Exhibit 3(a) to registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, are expressly incorporated herein by this reference.

(b) Amendment to registrant’s Bylaws dated March 26, 2002 and registrant’s amended and restated Bylaws (conformed to include amendments to date), filed as Exhibit 3(b) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, are expressly incorporated herein by this reference.

31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports furnished or filed on Form 8-K during the three months ended August 2, 2003 were as follows:

Form 8-K furnished to the Securities & Exchange Commission May 23, 2003 providing news release relating to financial results for the first quarter ended May 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S & K FAMOUS BRANDS, INC. (Registrant)

Date: August 25, 2003	/s/ ROBERT E. KNOWLES
Robert E. Knowles Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Date: August 25, 2003	/s/ JANET L. JORGENSEN
Janet L. Jorgensen Senior Vice President and Controller Chief Accounting Officer (Principal Accounting Officer)