Form 10-Q
period 2003-11-01
S&K FAMOUS BRANDS INC
filed 2003-12-08
CIK 723924

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of November 1, 2003

2,484,429 shares of Common Stock, $0.50 par value

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

S & K FAMOUS BRANDS, INC.

Statements of Income

(in thousands, except earnings per share)

(unaudited)

	Three Months Ended		Nine Months Ended
	11/1/03	11/2/02	11/1/03	11/2/02
Net sales	$38,445	$36,108	$120,060	$113,993
Cost of sales	20,134	18,621	62,482	59,020

Gross profit	18,311	17,487	57,578	54,973
Other costs and expenses:
Selling, general and administrative	17,020	16,893	51,544	50,341
Interest	140	144	357	311
Depreciation and amortization	789	812	2,366	2,399
Other, net	62	(36)	8	(217)

Income before income taxes	300	(326)	3,303	2,139
Provision for income taxes	114	(124)	1,255	813

Net income	$186	$(202)	$2,048	$1,326

Earnings per common share:
Basic	$0.08	$(0.08)	$0.83	$0.44

Diluted	$0.07	$(0.08)	$0.82	$0.44

Weighted average common shares outstanding—basic	2,476	2,524	2,467	2,983

Weighted average common shares outstanding including dilutive potential shares	2,527	2,524	2,504	3,004

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Balance Sheets

(In thousands, except per share amounts)

	November 1, 2003	November 2, 2002	February 1, 2003
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$139	$139	$3,002
Accounts receivable	538	385	314
Merchandise inventories	59,778	56,663	46,073
Prepaid income taxes	608	995	242
Other current assets	3,271	3,219	3,283

Total current assets	64,334	61,401	52,914

Property and equipment, at cost:
Land and buildings	6,608	6,608	6,607
Furniture, fixtures and equipment	17,778	17,187	17,327
Leasehold improvements	17,812	17,288	17,220

	42,198	41,083	41,154
Less: Accumulated depreciation and amortization	26,623	24,748	25,033

	15,575	16,335	16,121
Other assets	7,383	7,075	7,174

	$87,292	$84,811	$76,209

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,346	$1,374	$1,860
Accounts payable	18,478	20,107	12,037
Accrued compensation and related items	885	797	2,379
Current and deferred income taxes	92	97	94
Other current liabilities	2,078	1,910	2,034

Total current liabilities	23,879	24,285	18,404

Long-term debt	13,209	13,456	9,419
Other long-term liabilities	1,731	1,664	1,690
Deferred income taxes	1,502	1,485	1,512
Commitments
Shareholders’ equity:
Preferred stock, $1 par value; authorized shares, 500; issued and outstanding shares, none
Common stock, $.50 par value, authorized shares, 10,000; issued and outstanding shares, 2,484, 2,524 and 2,504, respectively	1,242	1,262	1,252
Capital in excess of par value	—	42	—
Notes receivable—Stock Purchase Loan Plan	(964)	(1,110)	(996)
Retained earnings	46,693	43,727	44,928

	46,971	43,921	45,184

	$87,292	$84,811	$76,209

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Statements of Cash Flows

Increase (Decrease) in Cash

(In thousands) (unaudited)

	Nine Months Ended
	11/1/03	11/2/02
Cash flows from operating activities:	$2,048	$1,326
Net income
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	2,728	2,775
Proceeds received on insurance claim	240	415
Gain on insurance claim	(11)	(132)
Loss on property dispositions, net	123	57
Other	41	80
Changes in assets and liabilities:
Accounts receivable	(224)	(94)
Merchandise inventories	(13,934)	(12,108)
Other current and non-current assets	(113)	(73)
Accounts payable and accrued expenses	5,173	9,954
Current and deferred income taxes	(143)	(820)

Net cash (used for) provided by operating activities	(4,072)	1,380

Cash flows from investing activities:
Capital expenditures	(2,285)	(1,499)
Premium payments under life insurance policies	(116)	(135)
Proceeds from property dispositions	12	11

Net cash used for investing activities	(2,389)	(1,623)

Cash flows from financing activities:
Net borrowings under revolving bank loans	5,550	3,450
Borrowings under line of credit debt	—	18,997
Repayment under line of credit and real estate debt	(1,274)	(9,058)
Repurchase of common stock	(678)	(17,087)
Payment of tender offer cost	—	(371)
Payment of debt issuance cost	—	(212)
Principal paid on notes receivable—Stock Purchase Loan Plan	—	598
Other	—	(192)

Net cash provided by (used for) financing activities	3,598	(3,875)

Net decrease in cash & cash equivalents	(2,863)	(4,118)
Cash & cash equivalents at beginning of period	3,002	4,257

Cash & cash equivalents at end of period	$139	$139

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$298	$268
Cash paid during the period for income taxes, net	1,398	1,633
Non-cash financing activities—
Reduction of notes receivable—Stock Purchase Loan Plan	—	267
Principal forgiveness on Stock Purchase Loan Plan	31	38
Issuances of common stock	385	350
Reduction of common stock due to surrender of shares	—	(358)
Reduction in income taxes payable from benefit of stock options	235	219

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

C.     Stock Based Compensation

FAS No. 123 requires the Company to make certain proforma disclosures as if the fair value based method of accounting had been applied to its stock option grants. There have been no new stock options granted since September 2000. The fair value of the options granted in prior years was estimated at the date of grant using the Black-Scholes option-pricing model.

Had compensation cost been determined including the weighted average fair-value of options granted subsequent to fiscal year 1999 (which all ratably vest over five years), the Company’s proforma net income and net income per share for the three and nine months ended November 1, 2003 and November 2, 2002 would have been:

	3 months ended		9 months ended
(in thousands except per share amounts)	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
After-tax compensation expense related to stock option plans:
As reported	$—	$—	$—	$—
Proforma	25	30	75	90
Net income:
As reported	$186	$(202)	$2,048	$1,326
Proforma	161	(232)	$1,973	$1,236
Basic earnings per share:
As reported	$0.08	$(0.08)	$0.83	$0.44
Proforma	$0.07	$(0.09)	$0.80	$0.41
Diluted earnings per share:
As reported	$0.07	$(0.08)	$0.82	$0.44
Proforma	$0.06	$(0.09)	$0.79	$0.41

D.	Performance Awards

Under the provisions of the 1999 Stock Incentive Plan, in March, 2003, the Compensation Committee of the Board of Directors awarded approximately 331,000 Performance Awards to twenty officers of the Company. The value of each performance award is equal to a share of the Company’s common stock and is earned at the end of the four-year period beginning February 2, 2003 and ending February 3, 2007 dependent upon achieving the following financial objectives. These Performance Awards vest as follows: 50% based on the Company achieving 10% cumulative annual pre-tax earnings growth; the remaining 50% will ratably vest if the Company’s cumulative annual pre-tax earnings growth is between 10% to 20%. To the extent any performance awards vest on February 3, 2007, at the option of the Compensation Committee of the Board of Directors, they will be redeemed by the payment of cash or Company stock, based on the closing market price of the Company’s stock on that date. The Performance Awards do not vest if the officer is no longer employed or if the performance criteria are not met.

If there is a charge for the current fiscal year ending January, 2004, it will be recognized in the fourth quarter.

E.	Expansion

Since the end of the second quarter, the Company has opened seven new stores totaling approximately 24,180 square feet.

Store Locations		Date Opened	Approximate Square Footage
North Carolina:	Charlotte	November 26, 2003	3,600
	Greensboro	September 10, 2003	3,020
	Winston-Salem	September 17, 2003	3,500
South Carolina:	Mt. Pleasant	October 24, 2003	3,520
	Summerville	November 1, 2003	3,600
Tennessee:	Nashville	November 4, 2003	3,990
Virginia:	Leesburg	October 23, 2003	2,950

Additionally, the Company relocated two stores during the third quarter (one in the Buffalo, New York market (3,125 square feet) and the other in the Rochester, New York market (3,150 square feet)) and closed two stores in Austin, Texas.

Year-to-date, the Company has opened seven new stores, relocated four stores and closed four stores which had not met sales and earnings expectations. The financial impact of these closings were not significant to the Company’s financial position or results of operations.

F.	Other Matters

During the first quarter of fiscal 2004, the Company issued 17,196 shares of its common stock to the S&K Famous Brands Employees’ Savings/Profit Sharing Plan, which resulted in an increase in Shareholders’ Equity of $150,000. This $150,000 expense was accrued in fiscal 2003.

G.	New Accounting Pronouncements

In 2003, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 149 and 150 as well as FIN 46. Adoption of these statements is not expected to have a material impact on the Company’s financial statements. The Company continues to monitor the merits of FAS No. 123 and evaluate the effect of its potential adoption on the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

The statements contained in this quarterly report that are not historical facts, including statements about management’s expectation for fiscal 2004 and beyond, may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause the Company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include, but are not limited to, those discussed in the Company’s 10-K.

Three Months and Nine Months Ended November 1, 2003 Compared to Three Months and Nine Months Ended November 2, 2002

RESULTS OF OPERATIONS

The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months and nine months ended November 1, 2003 and November 2, 2002.

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	11/1/03	11/2/02	11/1/03	11/2/02
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.4	51.6	52.0	51.8

Gross profit	47.6	48.4	48.0	48.2
Other costs and expenses:
Selling, general and administrative	44.3	46.8	42.9	44.1
Interest	0.3	0.4	0.3	0.3
Depreciation and amortization	2.0	2.2	2.0	2.1
Other, net	0.2	(0.1)	—	(0.2)

Income before income taxes	0.8	(0.9)	2.8	1.9
Provision for income taxes	0.3	(0.3)	1.1	0.7

Net income	0.5%	(0.6)%	1.7%	1.2%

Net sales in the third quarter of fiscal 2004 increased 6.5%, or $2.3 million, compared to the same period last year. Comparable store sales increased approximately 6%. This increase was due to growth in average sale and in higher sales of suits, furnishings and shoes. For the nine-month period, net sales increased by 5.3%, or $6.1 million, compared to the same period last year. Comparable store sales for the nine-month period increased approximately 5%. During the third quarter of fiscal 2004, the Company opened five new stores, relocated two others and closed two underperforming stores. There were 237 stores in operation as of November 1, 2003, and November 2, 2002.

Cost of sales in the third quarter of fiscal 2004 was 52.4% of net sales compared to 51.6% of net sales for the same period last year. This 0.8% of net sales increase was primarily due to higher buying and occupancy costs as a component of cost of sales due to a $6.6 million growth in inventory levels this year compared to $11.1 million growth in the prior year, and to a lesser extent, higher markdowns on seasonal goods. For the nine-month period, cost of sales was 52.0% of net sales compared to 51.8% of net sales last year. The nine-month 0.2% of net sales increase was primarily due to higher levels of promotional and seasonal markdowns.

Selling, general and administrative expenses in the third quarter of fiscal 2004 were 44.3% of net sales compared to 46.8% of net sales last year. For the nine-month period, selling, general and administrative expenses were 42.9% of net sales versus 44.1% of net sales last year. The third quarter and nine-month reductions of 2.5% and 1.2%, respectively, of net sales were due primarily to lower advertising costs, lower net alteration costs and better leveraging of fixed occupancy costs on higher sales compared to last year.

Interest expense in the third quarter of fiscal 2004 was 0.3% of net sales compared to 0.4% of net sales last year. Interest expense was essentially unchanged from last year but was better leveraged in fiscal 2004 due to higher sales. For the nine-month period interest expense was 0.3% of net sales in both fiscal 2004 and fiscal 2003. The first nine months of fiscal 2004 includes interest related to the new Credit Facility while fiscal 2003 expense originated after a April 26, 2002 tender offer (see Note 4 to the Financial Statements in the Company’s 2002 Annual Report).

Other, net in the third quarter of fiscal 2004 was expense of 0.2% of net sales, primarily related to the write-off of assets at closed or relocated stores, versus income of 0.1% of net sales in fiscal 2003. Other, net for the nine-month period of fiscal 2003 included income from an insurance claim of approximately $132,000 ($82,000 after tax or $0.03 per diluted share).

Performance Awards

Under the provisions of the 1999 Stock Incentive Plan, which was approved by our shareholders, the Compensation Committee of the Board of Directors approved a grant of approximately 331,000 Performance Awards to twenty officers of the Company in March 2003. The Company believes that the long-term incentive provided by Performance Awards will help continue to retain key employees and better align shareholder and employee interests than the previous practice of granting stock options. The Performance Awards will be earned dependent on the level of earnings growth for the four-year period beginning February 2, 2003 and ending February 3, 2007. At the election of the Compensation Committee of the Board of Directors each earned Performance Award will be paid in either cash or common stock, the value of which will be equal to a share of the Company’s common stock based upon the closing market price of the Company’s stock on February 3, 2007.

None of the Performance Awards will be earned if the officer is no longer employed or if the four-year annual compound pre-tax earnings growth (“CAGR”) is below 10%. Half of the Performance Awards will be earned if the Company achieves four-year CAGR of 10% and all will be earned at 20% or higher CAGR. Should the four-year compound annual pre-tax earnings growth be between 10% and 20%, the Performance Awards will be earned on a pro rata basis. Achievement of CAGR goals is determined on a pre-tax basis prior to any expenses in connection with the Performance Awards. See table below.

During the four-year period, the Company will determine the degree to which the Performance Awards should be accrued and charge non-cash expense to earnings using fair market value of the stock at each period end, dependent upon progress and management’s assessment of achieving annual compound earnings growth. If there is a charge for the fiscal year ending January 2004, it would be recognized in the fourth quarter.

Pre-Tax Earnings for Years Ending January Before Expensing Performance Awards
CAGR Assumption	Base Year 2003	2004	2005	2006	2007	Four-Year Total

10% Pre-tax Earnings # Awards Accrued	$4,390,000	$4,829,000 41,500	$5,311,900 41,500	$5,843,100 41,500	$6,427,400 41,500	$22,411,400 166,000

20% Pre-tax Earnings # Awards Accrued	$4,390,000	$5,268,000 82,750	$6,321,600 82,750	$7,585,900 82,750	$9,103,100 82,750	$28,278,600 331,000

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. Year-to-date, the Company has opened seven new stores, relocated four stores and closed four other locations that had not met the Company’s sales and profitability expectations. The Company does not expect this activity to significantly impact liquidity or capital resources, including its debt covenants.

Operating activities used net cash of approximately $4.1 million in the first nine months of fiscal 2004 while providing net cash of approximately $1.4 million in the comparable fiscal 2003 period. This $5.5 million reduction was primarily due to a $4.8 million lower growth in payables this year caused by earlier inventory purchases.

Net cash used for investing activities was primarily for the purpose of store expansion, remodeling and to a lesser degree, technology. Capital expenditures for the first nine months of fiscal 2004 and 2003 approximated $2.3 million and $1.5 million, respectively. In the fiscal 2004 period capital expenditures included the costs to open five new stores, relocate four stores, remodel 12 stores, and the purchase of technology-related items. Fiscal 2003 capital expenditures included the costs to open five new stores, relocate three stores, remodel one store and the purchase of technology-related items.

Financing activities for the first nine months of fiscal 2004 provided net cash of approximately $3.6 million reflecting $5.6 million of net borrowings under revolving bank loans offset by repayments of approximately $1.3 million on the line of credit and real estate debt and by $0.7 million used to repurchase approximately 70,000 shares of common stock. During the first nine months of fiscal 2003 the Company used net cash of approximately $3.9 million which included completing a tender offer under which it purchased approximately 1.6 million shares at $11.00 per share for approximately $17.1 million and financed it under a new Credit Facility. As of November 1, 2003, the Company had net unused commitments of approximately $20.5 million under the Credit Facility and was in compliance with all covenants.

Contractual Obligations

The Company’s contractual obligations to make future payments under its Credit Facility and lease obligations are summarized as follows:

Payments due by Period ($ in millions)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$15.6	$2.3	$3.4	$9.9	$—
Operating leases	40.1	14.1	15.2	7.6	3.2

Total contractual obligations	$55.7	$16.4	$18.6	$17.5	$3.2

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

Off Balance Sheet Arrangements

The Company does not have transactions, arrangements or relationships with “special purpose” entities, and does not have any off balance sheet arrangements except for Letters of Credit, consisting of less than $200,000, which expired November 2003.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2004 there were no material changes in the Company’s market risk exposure or in management strategy as stated in the Company’s 2002 Annual Report.

Item 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures, is more fully discussed in Item 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports furnished or filed on Form 8-K during the three months ended November 1, 2003 were as follows:

Form 8-K furnished to the Securities & Exchange Commission August 19, 2003 providing a news release relating to financial results for the second quarter ended August 2, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S & K FAMOUS BRANDS, INC. (Registrant)

Date:	December 8, 2003	/s/ Robert E. Knowles
Robert E. Knowles
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Date:	December 8, 2003	/s/ Janet L. Jorgensen
Janet L. Jorgensen
Sr. Vice President and Controller Chief Accounting Officer (Principal Accounting Officer)