Form 10-K
period 2004-01-31
S&K FAMOUS BRANDS INC
filed 2004-04-13
CIK 723924

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-11682

S&K FAMOUS BRANDS, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-0845694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11100 West Broad Street, P. O. Box 31800, Richmond, Virginia 23294-1800

(Address of principal executive offices)

Registrant’s telephone number, including area code: (804) 346-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.50 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $11,922,000.

This figure was calculated by multiplying (i) the mean between the high and low prices for the registrant’s common stock on August 2, 2003, as reported by The Nasdaq Stock Market, by (ii) the number of shares of the registrant’s common stock not held by the officers or directors of the registrant or any persons known to the registrant to own more than five percent of the outstanding common stock of the registrant. Such calculation does not constitute an admission or determination that any such officer, director or holder of more than five percent of the outstanding common stock of the registrant is an affiliate of the registrant.

As of April 7, 2004, 2,497,511 shares of the registrant’s Common Stock, $0.50 par value were outstanding.

Documents Incorporated by Reference

The portions of the 2003 Annual Report to Shareholders (“2003 Annual Report”) for the fiscal year ended January 31, 2004, referred to in Part II, are incorporated by reference into Part II. The portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 20, 2004, referred to in Part III, are incorporated by reference into Part III.

PART I.

Item 1. Business

(a) General Development of Business

S&K Famous Brands, Inc. (the “Company”) has been in business for over 36 years. The Company began operations with one store and, as of April 2, 2004, operates 240 stores. The Company was incorporated in Virginia in 1970, as the successor to a business established in 1967. As used herein, the term “Company” includes the Company and its predecessors. The Company’s corporate headquarters is located at 11100 West Broad Street, Richmond, Virginia; the telephone number is (804) 346-2500. For a discussion of the Company’s business and its development during the fiscal year ended January 31, 2004 (“fiscal 2004”), see “Narrative Description of Business.”

(b) Financial Information about Industry Segments

The Company operates in one segment, the retail sale of men’s tailored clothing, furnishings, sportswear, outerwear, shoes and accessories. Accordingly, data with respect to separate industry segments is not applicable and has not been reported herein.

(c) Narrative Description of Business

General

The Company is engaged in the retail sale of men’s apparel, including a full line of men’s suits, sportcoats, slacks, shirts, ties, sportswear, outerwear, shoes and related accessories, through stores trading as S&K Famous Brand Menswear (S&K). The Company sells in-season, first-quality, men’s apparel, with nationally recognized brand names, 20% to 40% less than regular, full-priced department and specialty store prices. Additionally, the tuxedo rental business was expanded to approximately 65% of the stores in fiscal 2004 and will be fully expanded to substantially all stores in fiscal 2005.

As of April 2, 2004 there are 240 stores in 27 states: Virginia, Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, West Virginia and Wisconsin. Except for three locations, all of the S&K stores are located either in strip shopping centers or enclosed shopping malls.

During fiscal 2004, the Company opened eleven new S&K stores, totaling approximately 37,300 square feet, in the following localities:

Georgia:	Commerce(1)
New York:	Buffalo(1), Rochester(1), Victor (1)
North Carolina:	Charlotte, Greensboro, Winston-Salem
South Carolina:	Mt. Pleasant, Summerville
Tennessee:	Nashville
Virginia:	Leesburg

(1)	These new stores were relocated from previous locations which were closed.

Additionally, in fiscal 2004, the Company closed nine under-performing stores (four of which were relocations), approximating 36,700 square feet, which were at the end of their lease term and which had not met the Company’s sales and profitability expectations: Commerce, Georgia; Buffalo, Rochester (2 stores) and Victor, New York; Knoxville, Tennessee; Austin (2 stores), Texas; and Fredericksburg, Virginia.

The following table summarizes information concerning store openings and closings during the fiscal years presented:

	Fiscal Year Ended
	1/31/04	2/01/03	2/02/02	2/03/01	1/29/00
Stores:
Open at beginning of year	236	237	238	240	233
Closed during year	9	10	11	17	15
Opened during year	11	9	10	15	22

Open at end of year	238	236	237	238	240

Relocations	4	4	4	7	1

During fiscal 2005, the Company plans to open approximately 15 new stores and close or relocate five other locations. So far, as of April 2, 2004, the Company has opened three new stores: Tuscaloosa, Alabama; Durham, North Carolina and Myrtle Beach, South Carolina and closed one store, Tuscaloosa, Alabama, which was a relocation.

Average sales per selling square foot for the stores included in comparable store sales statistics were: $216, $207, $204, $213 and $214, in the fiscal years ended 2004 through 2000, respectively. Other than the general economic and competitive environment, average sales per selling square foot are primarily influenced by three factors: sales levels in existing stores from year to year; the proportion of newer stores which, although profitable, might not have reached sales levels of more mature stores; and an increasing number of additional stores in existing markets, where the Company does not expect sales levels to be as high as in markets in which the Company operates a single store. New stores opened in existing markets may negatively impact existing store sales while increasing total market sales. The number of stores opened in existing markets were 11, 8, 9, 14 and 18 in fiscal years ended 2004 through 2000, respectively.

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

S&K promotes its Premier Club program for those customers who shop with the Company on a repeat basis. Members of the Premier Club receive periodic mailings throughout the year, which may contain special promotional opportunities, advance sales notices or just a “thank you” for shopping with S&K. Additionally, customers who reach certain purchase levels may receive incremental mailings containing special offers.

The Company offers the S&K Premier Charge Card as a payment option for its customers and believes this also enhances its customer service. Customers pay no annual fee and may even have special financing arrangements. Additionally, this program allows S&K to communicate regularly with S&K Premier Charge Card customers via their monthly statement.

S&K uses television as its primary advertising medium. The Company uses direct mail for periodic promotions and prospective customer mailings. The direct mail programs allow the Company to target Premier Club customers who have been the most responsive and loyal to S&K in the past or potential customers who fit the Company’s demographic profile. Additionally, newspaper advertising may be used occasionally for certain promotions or special events such as grand openings or holiday sales.

Purchasing and Distribution

Purchasing for all of the Company’s stores is directed from the Company’s headquarters in Richmond, Virginia, by its Senior Vice President – Merchandise/Divisional Merchandise Manager.

The Company purchases branded merchandise directly from a number of nationally recognized manufacturers that produce labels such as Jones New York, Chaps by Ralph Lauren, Albert Nipon, Bert Pulitzer, Oleg Cassini, Vanetti and Mossimo. These purchases consist primarily of merchandise produced specifically from orders placed by S&K well in advance of manufacturers’ production cycles allowing them to purchase fabrics advantageously and schedule production during off-peak manufacturing periods. The Company believes these buying practices enable it to sell this merchandise at prices generally 20% to 40% below prices regularly offered by full-priced department and specialty stores.

The Company also uses a number of high-quality men’s clothing factories which manufacture goods to its specifications for Company-owned labels, such as Roberto Villini, Kilburne & Finch, Daniel Gray, and others. The Roberto Villini label is carried on suits, sportcoats and dress slacks tailored in Italy from some of the finest Italian fabrics and imported exclusively for S&K, as well as on complementing shirts and ties. The Kilburne & Finch label is carried on the Company’s opening price point suit programs, and on a complementing assortment of opening price sportcoats, slacks, shirts, ties and sportswear. The Daniel Gray label (replacing the “Tailors Row” label), is found on suits, sportcoats, slacks and complementing shirts, ties and sportswear and is priced between the Kilburn & Finch and Villini labeled merchandise offering the customer a mid price-range assortment. The various manufacturing programs enable the Company to better control the quality, selection and depth of its merchandise and supplement apparel purchased from brand name manufacturers.

S&K works diligently to establish and maintain good vendor relationships. The Company purchases merchandise from approximately 120 vendors. Except for one vendor who accounted for approximately 22%, no other vendors exceeded 10% of the Company’s purchases in fiscal 2004. S&K does not believe that the loss of any vendor would significantly impact the Company. The Company does not maintain any long-term purchase commitments or arrangements with any supplier and believes that there will be sufficient sources of merchandise to support its expansion plans with no adverse effect on its purchasing practices.

The Company’s merchandise is primarily received centrally at its 110,000 square foot distribution center in Richmond, Virginia where the merchandise is sorted, inspected and then allocated to the appropriate store locations. S&K’s stores within an average 200 mile radius of Richmond receive merchandise once a week with deliveries generally made by the Company’s own trucks. Stores outside of that delivery route radius receive their merchandise weekly from common carriers or package delivery companies. A small amount of merchandise is shipped direct to the stores from selected vendors. The Company is capable of expanding this practice to other vendors which meet specified criteria.

S&K has replenishment programs with its major suppliers for the merchandise it considers to be “basics”. These replenishment programs allow the Company to automatically create replacement purchase orders for the merchandise which has just sold, increasing the Company’s inventory turnover. The majority of the Company’s replenishment vendors operate under its EDI (electronic data interchange) program. EDI allows the Company to electronically communicate with selected vendors thereby shortening delivery time. The Company currently has approximately 20 vendors operating under this program and has shortened the time to replenish their products to the stores by seven to ten days. Currently four of its replenishment vendors ship direct to stores. The Company continually enhances and refines its allocation and distribution processes (generally through technology improvements). The Company believes that through these enhancements and the availability of direct vendor shipments to its stores that there is sufficient capacity for receiving, storing and shipping merchandise to support the Company’s future expansion plans.

In fiscal 2004, the Company’s tuxedo rental program was expanded from approximately 25 stores to approximately 150 stores by year-end. In fiscal 2005 the program will be expanded to substantially all locations. This program is sourced by an outside vendor who owns the inventory and fulfills all orders. The Company works with the vendor on the particular products offered under S&K’s rental program. The tuxedos and related accessories are delivered to the Company’s stores via the vendor’s delivery trucks or small package delivery on a weekly basis and returned in the same manner after the rental is complete. Currently, the rental program is most active during the spring high school prom season but the Company is seeing some increased activity in wedding party rentals. For the current fiscal year, the Company expects these trends to continue.

Store Operations

Each store is under the direction of a general manager who is supervised by a district or market manager. The district managers generally supervise ten to fifteen stores while market managers supervise two to three stores while maintaining general manager responsibilities for their home store. The district and market managers visit the stores frequently to review merchandise needs, personnel training and performance, and adherence to the Company’s operating procedures. The Company has initiated some programs which it believes will assist in further developing individuals for promotion to district or market manager.

In fiscal 2004, the Company redesigned a number of its training programs, which are specifically developed for S&K associates. Its Management Skills Seminars (MSS) are 2-day regional seminars conducted by the Sr. Vice President –Training & Associate Development or the Vice President – Training and attended by store management, and full-time or part-time associates looking to improve their management skills. In fiscal 2004, the Company also introduced its “8-Step Selling System”, a customer-friendly selling process in which every selling associate is trained. This program is supported by video and audio training modules available for all associates to use for self-instruction and is reinforced by on-the-job training. This program sets personalized standards of performance for each sales associate and closely monitors their progress. All developmental programs are enhanced by continuous on-the-job training, video training and periodic, in-district meetings conducted by district and market managers, the Sr. Vice President - Training & Associate Development, Vice President - Training or one of the two Vice Presidents - Operations. Annually, all general managers are brought to Richmond to participate in a 3-day corporate training and team building session.

The Company stresses promotion from within, and most of the Company’s general managers and district managers have been promoted in this manner. S&K has cash bonuses and other incentive plans in effect for its store and district managers which are based upon individual and store performance.

Each store employs an average of six sales associates, some on a part-time basis. A weekly sales goal is established for each sales associate. The Company evaluates weekly productivity reports and conducts semi-annual “Good to Great” Development reviews to assess each associate’s performance.

All sales are accepted with cash, personal checks, debit cards or independent credit cards (Visa/Master Card/Discover/American Express/S&K Premier Charge Card). The Company assumes no credit risk on debit or credit card purchases but pays a customary percentage of those sales to a debit or credit card processor as a service charge. The Company has a liberal refund policy on returned merchandise.

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

All stores have a customized POS system which includes the following features: automatic price lookup including promotional pricing on markdown items, the ability to scan barcode merchandise price tickets, the ability to capture and track Premier Club purchase activity, store and employee productivity reporting capabilities including manpower scheduling, recording hours worked for all store employees, a merchandise locator service, alterations tracking and the ability to send and receive electronic mail. The Company monitors the performance of its POS systems and works closely with the vendor to develop enhancements to this software.

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

The Company currently has two formats: approximately 78% of the stores are considered to be traditional stores while 22% are outlets. The 4,300 square foot traditional S&K store provides a specialty store setting and is generally located in or near regional malls in mid-size markets. The 3,500 square foot outlet store is located within outlet centers and is designed to attract the value shopper.

Additionally, the Company continues to offer merchandise on line through its web-store at www.skmenswear.com and through an alliance formed in late fiscal 2003 with Amazon.com which offers merchandise through Amazon’s on-line specialty store. The Company believes that the structure of its relationship with Amazon can be recreated, with minimal costs, into future alliances with other on-line vendors.

Seasonality

The Company’s business is highly seasonal, with peak sales periods occurring during the fourth fiscal quarter, which includes the Christmas season. The fourth fiscal quarter generally accounts for approximately 30% of the Company’s net sales and 35-55% of its net earnings for a fiscal year.

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

Employees

As of January 31, 2004, the Company had approximately 2,100 employees, more than half of whom worked part-time. A number of part-time employees are usually added during the Christmas holiday season. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

New Accounting Pronouncements

In early 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106.” SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. Additionally, SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets, was effective for the Company’s 2004 fiscal year.

In December 2003, the FASB issued a revision to its previously issued FIN No. 46 “Consolidation of Variable Interest Entities.” FIN No. 46-R, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both.

The adoption of SFAS No. 149, SFAS No. 132, SFAS No. 143 and FIN No. 46-R did not have a material impact on the Company’s financial statements.

In February 2003, the Emerging Issues Task Force (“EITF”) addressed EITF Statement No. 02-16 (“EITF 02-16”), “Accounting by a Reseller for Cash Consideration Received From a Vendor.” EITF

02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. Adoption of EITF 02-16 did not have a material impact on the Company’s financial statements.

Information Regarding Forward-Looking Statements

The provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) provide companies with a “safe harbor” when making forward-looking statements. This “safe harbor” encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the “safe harbor” provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Company statements that are not historical facts, including statements about management’s expectations for fiscal year 2005 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include, but are not limited to, the following:

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

(e) the presence or absence of new products or product features in the merchandise categories the Company sells and changes in the Company’s actual merchandise sales mix;

(f) changes in availability of or access to both domestic and foreign sources of merchandise inventory;

(g) the ability to maintain an effective leadership team in a dynamic environment of changes in the cost and availability of a suitable work force to manage and support the Company’s service-driven operating strategy;

(h) changes in production or distribution costs of the Company’s advertising; and

(i) unusual weather patterns.

The Company assumes no obligation to update publicly or release revisions to any forward-looking statements, whether as a result of new information, future events or otherwise.

The United States retail industry and the specialty apparel retail industry in particular, are dynamic by nature. The Company’s ability to anticipate and successfully respond to continuing challenges is key to achieving its expectations.

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

Available Information

The Company’s website address is www.skmenswear.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after filing or furnishing the material to the SEC.

Item 2. Properties

As of April 2, 2004, all but one of the Company’s 240 stores are leased. The Company owns a “flagship” traditional store in Richmond, Virginia, which it built and opened in March 1998. With the exception of three freestanding locations, all the stores are located in strip shopping centers, enclosed malls, or outlet centers. The square footage of the stores varies with store format. The traditional S&K stores generally range in size from approximately 3,500 to 5,000 square feet and the outlet stores from 3,000 to 4,000 square feet. All stores are located in close proximity to population centers, department stores and other retail operations and are often situated near a major highway or thoroughfare.

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

The company closed nine stores in fiscal 2004 (four of which were relocations): Commerce, Georgia; Buffalo, Rochester (2 stores) and Victor, New York; Knoxville, Tennessee, Austin (2 stores), Texas; and Fredericksburg, Virginia.

As of April 2, 2004, the Company operated 240 stores in 27 states. The following summary recaps the number of current locations by state.

Number of stores
Alabama	12
Arkansas	5
Florida	18
Georgia	10
Illinois	9
Indiana	10
Iowa	3
Kansas	3
Kentucky	5
Louisiana	4
Maine	2
Maryland	2
Michigan	13
Mississippi	2
Missouri	3
New Jersey	1
New York	16
North Carolina	27
Ohio	13
Oklahoma	2
Pennsylvania	8
South Carolina	17
Tennessee	16
Texas	6
Virginia	26
West Virginia	2
Wisconsin	5

Total	240

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

Item 3. Legal Proceedings

There are no legal proceedings pending against the Company which are expected to have a material effect upon the Company or its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The executive officers of the Company who serve at the discretion of the Board of Directors are as follows:

Stuart C. Siegel, 61, is Chairman of the Board of Directors of the Company. Prior to April 2002, Mr. Siegel was also Chief Executive Officer.

Donald W. Colbert, 54, is Vice Chairman and Chief Operating Officer and a director of the Company since April 2002. Prior to April 2002, Mr. Colbert was President and Chief Operating Officer and a director.

Stewart M. Kasen, 64, is President and Chief Executive Officer and a director of the Company since April 2002. Prior to joining the Company, Mr. Kasen was President of Schwarzschild Jewelers between September 2001 and April 2002; a private investor between November 1999 and August 2001; Chairman, President and Chief Executive Officer of Factory Card Outlet Corp. between May 1998 and October 1999.

Robert E. Knowles, 54, is Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Knowles is a Certified Public Accountant.

Robert F. Videtic, 56, is Senior Vice President, Divisional Merchandise Manager. Prior to January 2001, Mr. Videtic was Vice President, Divisional Merchandise Manager

Jon R. Vinegar, 47, is Vice President, Divisional Merchandise Manager since February 2000. Between November 1999 and February 2000, Mr. Vinegar was a Divisional Merchandise Manager – Men’s Clothing & Furnishings with Belk Department Stores; previously he was Vice President, Divisional Merchandise Manager with S&K Famous Brands, Inc.

Weldon J. Wirick, III, 53, is Senior Vice President—Training and Associate Development. Prior to January 2002, Mr. Wirick was Senior Vice President — Operations.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Please see page 13 of the 2003 Annual Report under the caption “Selected Quarterly Data,” which is incorporated herein by reference.

During the fiscal year ended January 31, 2004, the Company contributed 17,196 shares of its common stock to the S&K Famous Brands Employees’ Savings/Profit Sharing Plan (the “Plan”) for the year ended December 31, 2002. The contribution was exempt from registration pursuant to section 3(a) 2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the Company’s securities.

Item 6. Selected Financial Data

Please see page 3 of the 2003 Annual Report under the caption “Five-Year Summary of Selected Financial Data,” which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please see pages 3-5 of the 2003 Annual Report under the caption “Management’s Discussion and Financial Review,” which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Please see page 5 of the 2003 Annual Report under the caption “Interest Rate Risk,” which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Please see Part IV, Item 14 (a) 1, captioned “Financial Statements,” for a list of financial statements which are incorporated herein by reference from the 2003 Annual Report.

Please see page 13 of the 2003 Annual Report under the caption “Selected Quarterly Data,” which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of the Company’s Disclosure Controls. As of the end of the period covered by this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (CEO) and chief financial officer (CFO). Disclosure Controls are procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed with the objective of providing reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

PART III

Item 10. Directors and Executive Officers of the Registrant

Please see pages 3-4 of the registrant’s definitive Proxy Statement under the caption “Information Regarding Nominees” for information concerning directors, which is incorporated herein by reference.

Please see section entitled “Executive Officers of the Registrant” in Part I of this report for information concerning executive officers.

Item 11. Executive Compensation

Please see page 6 and page 12 of the registrant’s definitive Proxy Statement under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and page 5 of the registrant’s definitive Proxy Statement under the caption “Directors’ Compensation,” which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Please see pages 1-2 of the registrant’s definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners,” and “Security Ownership of Management” and page 8 of the registrant’s definitive Proxy Statement under the caption “Equity Compensation Plan Information” which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Please see page 4 and pages 8-9 of the registrant’s definitive Proxy Statement under the captions “Certain Relationships and Related Transactions” and “1995 and 2000 Stock Purchase Loan Plans,” which are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Please see page 16 of the registrant’s definitive Proxy Statement under the caption “Proposal No. 3 Ratification of Selection of Accountants” which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this report:
			Page in Annual Report
	1.	Financial Statements:
		The following financial statements of S&K Famous Brands, Inc. and report of independent accountants, included in the registrant's 2003 Annual Report are incorporated by reference in Item 8:

		Statements of Income for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002	6

		Statements of Changes in Shareholders' Equity for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002	6

		Balance Sheets at January 31, 2004 and February 1, 2003	7

		Statements of Cash Flows for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002	8

		Notes to Financial Statements	9-12

		Report of Independent Accountants	12

	2.	Financial Statement Schedules:

		None.

	3.	Exhibits required to be filed by Item 601 of Regulation S-K:

		See INDEX TO EXHIBITS

(b)	Reports on Form 8-K filed during the last quarter of the year ended January 31, 2004. The Forms 8-K listed below that were furnished to the SEC shall not be deemed filed for any purpose.

	A current report on Form 8-K, dated November 25, 2003 was filed with the SEC to report under Item 12, the Company’s issuance of a press release on the Company’s financial results for the third quarter and nine months ended November 1, 2003

Except for the information referred to in Items 5, 6, 7, 7A, 8 and 14(a) 1. hereof, the 2003 Annual Report to Shareholders for the fiscal year ended January 31, 2004 shall not be deemed to be filed pursuant to the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&K FAMOUS BRANDS, INC.

Date: April 12, 2004	/s/ Stewart M. Kasen
STEWART M. KASEN
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 2004	/s/ Stuart C. Siegel
STUART C. SIEGEL, Chairman of the Board of Directors

Date: April 12, 2004	/s/ Robert L. Burrus, Jr.
ROBERT L. BURRUS, JR., Director

Date: April 12, 2004	/s/ Donald W. Colbert
DONALD W. COLBERT, Vice Chairman and Chief Operating Officer, Director

Date: April 12, 2004	/s/ Janet L. Jorgensen
JANET L. JORGENSEN
Senior Vice President & Controller, Chief Accounting Officer (Principal Accounting Officer)

Date: April 12, 2004	/s/ Stewart M. Kasen
STEWART M. KASEN, President and Chief Executive Officer, Director

Date: April 12, 2004	/s/ Robert E. Knowles
ROBERT E. KNOWLES
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Date: April 12, 2004	/s/ Andrew M. Lewis
ANDREW M. LEWIS, Director

Date: April 12, 2004	/s/ Steven A. Markel
STEVEN A. MARKEL, Director

Date: April 12, 2004	/s/ Karen L. Newman
KAREN L. NEWMAN, Director

Date: April 12, 2004	/s/ Troy A. Peery, Jr.
TROY A. PEERY, JR., Director

Date: April 12, 2004	/s/ Marshall B. Wishnack
MARSHALL B. WISHNACK, Director

INDEX TO EXHIBITS

Exhibit No.

(3)	Articles of incorporation and bylaws

	a.	Registrant’s Amended and Restated Articles of Incorporation (conformed to include amendments to date), filed as Exhibit 3(a) to registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, are expressly incorporated herein by this reference.

	b.	Amendment to registrant’s Bylaws dated March 26, 2002 and registrant’s amended and restated Bylaws (conformed to include amendments to date).

(4)	Instruments defining the rights of security holders, including indentures.

	a.	Loan and Security Agreement, dated March 27, 2002, among the registrant, Branch Banking and Trust Company of Virginia and SunTrust Bank, filed as Exhibit (b) to the registrant’s Schedule TO filed March 28, 2002, is expressly incorporated herein by this reference.

	b.	First Amendment to Loan and Security Agreement dated May 15, 2002 filed as Exhibit (a) 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002, is expressly incorporate herein by this reference.

(10)	Material Contracts

*	a.	Deferred compensation agreements dated February 1, 1988, between registrant and the following officers of the registrant: Stuart C. Siegel, Donald W. Colbert, Robert E. Knowles and Weldon J. Wirick, III, filed as Exhibit 19(a) to registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1988 (File #0-11682), are expressly incorporated herein by this reference.

*	b.	1991 Stock Option Plan, filed as Exhibit 19 to registrant’s Quarterly Report on Form 10-Q for the quarter ended July 27, 1991 (File #0-11682), is expressly incorporated herein by this reference.

*	c.	Amendment to 1991 Stock Option Plan, filed as Exhibit 19 to registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 1993 (File #0-11682), is expressly incorporated herein by this reference.

*	d.	Amendment to 1991 Stock Option Plan, filed as Exhibit 10(g) to registrant’s Annual Report on Form 10-K for the year ended January 31, 1998 (file #0-11682), is expressly incorporated herein by this reference.

*	e.	1999 Stock Incentive Plan filed as Exhibit A to the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on May 19, 1999 (file #0-11682) is expressly incorporated herein by this reference.

*	f.	2000 Stock Purchase Loan Plan filed as Exhibit A to the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on May 18, 2000 (file #0-11682) is expressly incorporated herein by this reference.

*	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

	a.	Registrant’s 2003 Annual Report to Shareholders (“2003 Annual Report”) for the fiscal year ended January 31, 2004.

(23)	Consents of Experts and Counsel

	a.	Consent of Independent Accountants

(31.1)	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Osley Act of 2002.