Form 10-Q
period 2004-05-01
S&K FAMOUS BRANDS INC
filed 2004-06-01
CIK 723924

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of May 1, 2004.

2,489,711 shares of Common Stock, $0.50 par value

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

S & K FAMOUS BRANDS, INC.

Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	May 1, 2004	May 3, 2003
Net sales	$50,910	$44,019
Cost of sales	27,946	22,983

Gross profit	22,964	21,036

Other costs and expenses:
Selling, general and administrative	19,351	17,743
Interest	43	94
Depreciation and amortization	750	758
Other income, net	(38)	(25)

Income before income taxes	2,858	2,466
Provision for income taxes	1,086	937

Net income	$1,772	$1,529

Earnings per common share :
Basic	$0.71	$0.62

Diluted	$0.67	$0.61

Weighted average common shares outstanding – basic	2,493	2,473

Weighted average common shares outstanding including dilutive potential common shares	2,657	2,504

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Balance Sheets

(In thousands, except per share amounts)

	May 1, 2004	May 3, 2003	January 31, 2004
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,787	$3,193	$2,384
Accounts receivable	328	258	407
Merchandise inventories	57,212	55,017	48,477
Other current assets	4,162	3,081	3,981

Total current assets	64,489	61,549	55,249

Property and equipment, at cost:
Land and buildings	6,607	6,607	6,607
Furniture, fixtures and equipment	18,521	17,353	18,227
Leasehold improvements	18,329	17,322	18,038

	43,457	41,282	42,872
Less: Accumulated depreciation and amortization	28,083	25,727	27,275

	15,374	15,555	15,597
Other assets	3,969	7,184	3,994

	$83,832	$84,288	$74,840

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of long-term debt	$403	$2,346	$403
Bank overdrafts	2,762	2,674	1,977
Accounts payable	18,757	17,068	11,686
Accrued compensation and related items	1,049	893	2,887
Current and deferred income taxes	1,167	821	92
Other current liabilities	2,380	2,215	2,264

Total current liabilities	26,518	26,017	19,309

Long-term debt	4,060	8,832	4,161
Other long-term liabilities	2,410	1,735	2,250
Deferred income taxes	1,227	1,503	1,292
Commitments
Shareholders’ equity:
Preferred stock, $1 par value; authorized shares, 500; issued and outstanding shares, none
Common stock, $.50 par value, authorized shares, 10,000; issued and outstanding shares, 2,490, 2,452 and 2,490, respectively	1,245	1,226	1,245
Capital in excess of par value	284	—	277
Notes receivable—Stock Purchase Loan Plan	(894)	(985)	(904)
Retained earnings	48,982	45,960	47,210

	49,617	46,201	47,828

	$83,832	$84,288	$74,840

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Statements of Cash Flows

Increase (Decrease) in Cash

(in thousands) (unaudited)

	Three Months Ended
	May 1, 2004	May 3, 2003
Cash flows from operating activities:
Net income	$1,772	$1,529
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	924	907
(Gain) loss on property dispositions, net	(2)	10
Changes in assets and liabilities:
Accounts receivable	79	56
Merchandise inventories	(8,735)	(8,944)
Other current and non-current assets	(163)	219
Accounts payable and accrued expenses	6,295	4,449
Current and deferred income taxes	1,010	964
Other long-term liabilities	160	46

Net cash provided by (used for) operating activities	1,340	(764)

Cash flows from investing activities:
Capital expenditures	(689)	(341)
Premium payments under life insurance policies	(4)	(38)

Net cash used for investing activities	(693)	(379)

Cash flows from financing activities:
Repayment under line of credit and real estate debt	(101)	(100)
Purchase of common stock	(143)	(678)

Net cash used for financing activities	(244)	(778)

Net increase (decrease) in cash & cash equivalents	403	(1,921)
Cash & cash equivalents at beginning of period	2,384	5,114

Cash & cash equivalents at end of period	$2,787	$3,193

Supplemental cash flow information:
Cash paid during the period for interest	$42	$67
Cash paid during the period for income taxes, net	75	—
Non-cash financing activity –
Principal forgiveness on Stock Purchase Loan Plan	10	10
Issuances of common stock	150	155

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Notes to Financial Statements

(unaudited)

A. Accounting Policies

The accompanying unaudited interim financial statements have been prepared by S & K Famous Brands, Inc. (the “Company”) in accordance with the regulations of the Securities and Exchange Commission in regard to quarterly reporting. In the opinion of the Company’s management, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair representation of the financial position and results of operations for interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s most recent annual report to shareholders (the “2003 Annual Report”) and its Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (the “10-K”).

The Company’s significant accounting policies are described in Note 1 to the Financial Statements contained in the 2003 Annual Report. The application of these policies may require management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

C. Stock Based Compensation

In the fourth quarter of fiscal 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” on a prospective basis for all new grants of equity instruments (which would include performance awards and stock options) effective February 2, 2003. Prior to fiscal 2004, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the three months ended May 1, 2004 and May 3, 2003.

	3 months ended
(in thousands except per share amounts)	May 1, 2004	May 3, 2003
Net income, as reported	$1,772	$1,529
Add: Stock-based compensation expense included in reported net income, net of taxes	91	32
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of taxes	(104)	(57)

Pro forma net income	$1,759	$1,504

Basic earnings per share:
As reported	$0.71	$0.62
Pro forma	0.71	0.61

Diluted earnings per share:
As reported	$0.67	$0.61
Pro forma	0.66	0.60

D. Expansion

Since January 31, 2004, the Company has opened four new stores: Tuscaloosa, Alabama (3,535 square feet); Durham, North Carolina (3,726 square feet); Myrtle Beach, South Carolina (3,513 square feet); and Stafford, Virginia (3,600 square feet) and closed one store in Tuscaloosa, Alabama (3,300 square feet), which was a relocation. The profit impact of the closing was not significant to the Company’s financial position or results of operations.

E. Other Matters

During the first quarter of fiscal 2005, the Company issued 7,816 shares of its common stock to the S&K Famous Brands Employees’ Savings/Profit Sharing Plan, which resulted in an increase in Shareholders’ Equity of $150,000. This $150,000 expense was accrued in fiscal 2004.

F. New Accounting Pronouncements

In early 2004, the Financial Accounting Standards Board (“FASB”) proposed FASB Staff Position No. FAS 106-b, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Should this proposal be approved, it is not expected to have any impact on the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

The statements contained in this quarterly report that are not historical facts, including statements about management’s expectations for fiscal 2005 and beyond, may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause the Company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K.

Three Months Ended May 1, 2004 Compared to Three Months Ended May 3, 2003

RESULTS OF OPERATIONS

The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months ended May 1, 2004 and May 3, 2003.

	Percentage of Net Sales
	Three Months Ended
	5/01/04	5/03/03
Net sales	100.0%	100.0%
Cost of sales	54.9	52.2

Gross profit	45.1	47.8
Other costs and expenses:
Selling, general and administrative	38.0	40.3
Interest	0.1	0.2
Depreciation and amortization	1.5	1.7
Other income, net	(0.1)	—

Income before income taxes	5.6	5.6
Provision for income taxes	2.1	2.1

Net income	3.5%	3.5%

Net sales in the first quarter of fiscal 2005 increased 15.7%, or $6.9 million, to $50.9 million compared to $44.0 million for the same period last year. Comparable store sales increased 12.9% over last year. This increase was attributable to strong sales in suits and furnishings, and to growth in average sale and transaction counts. During the first quarter the Company opened three new stores and closed one store, which was a relocation. There were 240 stores in operation as of May 1, 2004, compared to 234 stores at May 3, 2003.

Cost of sales in the first quarter of fiscal 2005 was 54.9% of net sales compared to 52.2% of net sales for the same period last year. The 2.7% of net sales increase was primarily due to a higher level of promotional markdowns designed to increase store traffic and, to a lesser extent, a shift in sales to lower margin goods and higher clearance markdowns taken to clear old season merchandise.

Selling, general and administrative expenses in the first quarter of fiscal 2005 were 38.0% of net sales compared to 40.3% of net sales in the first quarter of the previous year. This 2.3% of net sales decrease was primarily due to the leveraging of advertising and landlord costs on higher sales. The improved leveraging also experienced on corporate payroll was offset in part by higher store and field-level supervisor incentives earned from their strong sales performance.

Interest expense was $43,000, or 0.1% of net sales, in the first quarter of fiscal 2005 compared to $94,000, or 0.2% of net sales, in fiscal 2004. This decrease in interest expense was attributable to reductions in long-term debt as the Company repaid over $6.0 million under its Credit Facility in the second half of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. The Company currently believes it will open approximately fifteen new stores in fiscal 2005, while also closing/relocating approximately five to seven under-performing locations. During the first quarter ended May 1, 2004, the Company opened three new stores and closed one store which was a relocation. The Company does not expect this activity to significantly impact liquidity or capital resources, including its debt covenants.

Operating activities for the first quarter of fiscal 2005 provided net cash of approximately $1.3 million while the first quarter of fiscal 2004 used net cash of approximately $0.8 million. This $2.1 million fluctuation is primarily related to increased growth in payables year over year on higher merchandise purchases in fiscal 2005.

Net cash used for investing activities was primarily for the purpose of store expansion, remodelings, and to a lesser degree, technology. Capital expenditures for the first quarter of fiscal 2005 and 2004 approximated $0.7 million and $0.3 million, respectively. In the fiscal 2005 period capital expenditures included the costs of building four new stores (one opened after quarter end), remodeling four stores and technology-related purchases. In the comparable 2004 period, the Company built one store and made some technology-related purchases.

Financing activities for the first quarter of fiscal 2005 and 2004 used net cash of approximately $0.2 million and $0.8 million, respectively. The Company used approximately $0.1 million in the 2005 period for the repurchase of approximately 8,000 shares of its common stock while using $0.7 million in the 2004 period to repurchase approximately 70,000 shares. As of May 1, 2004, the Company had net unused commitments of $26.0 million under the Credit Facility and was in compliance with all covenants.

Contractual Obligations

The Company’s contractual obligations to make future payments under its Credit Facility and lease obligations are summarized as follows:

Payments Due by Period ($ millions)

Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$4.5	$0.4	$0.8	$3.3	$—
Operating leases	40.0	13.5	15.6	7.7	3.2

Total contractual obligations	$44.5	$13.9	$16.4	$11.0	$3.2

Other Matters

Critical Accounting Policies

In conformity with accounting principles generally accepted in the United States of America, the preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Although the estimates are based on our knowledge of current events and actions we may undertake in the future, actual results could differ from those estimates. Significant accounting policies used in the preparation of the Company’s financial statements are summarized in Note 1 to the Financial Statements in the 2003 Annual Report. The Company’s most critical accounting policies, which are those most important to the presentation of the Company’s financial condition and results of operation, and require management’s subjective or complex judgment, pertain to revenue recognition, inventories and stock-based compensation.

Off Balance Sheet Arrangements

At May 1, 2004, the Company does not have transactions, arrangements or relationships with “special purpose” entities and does not have any off balance sheet arrangements except for Letters of Credit approximating $.5 million expiring July 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

During the first three months of fiscal 2005 there were no material changes in the Company’s market risk exposure or in management strategy as stated in the Company’s 2003 Annual Report.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed in Item 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

(c)	During the quarter ended May 1, 2004, the Company contributed 7,816 shares of its common stock to the S&K Famous Brands Employees’ Savings/Profit Sharing Plan. The contribution was exempt from registration pursuant to section 3(a)2 of the Securities Act of 1933, as amended, because the Plan does not permit employee contributions to be invested in the Company’s securities.

(e)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
2/01/04 – 2/28/04	—			$3,975,000
2/29/04 – 4/03/04	1,700	$17.48	1,700	3,945,000
4/04/04 – 5/01/04	6,100	18.58	6,100	3,832,000

Total	7,800	$18.34	7,800	$3,832,000

(a)	On November 30, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to $2.5 million worth of shares of the Company’s outstanding common stock. This authorization was subsequently increased from time to time, to an aggregate of $15 million, as disclosed in the Company’s press releases and SEC filings. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. There is no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the Company’s shareholders was held on May 20, 2004.

(b) & (c)	At the annual meeting, the shareholders elected nine directors, re-approved certain components of the S&K Famous Brands, Inc. 1999 Stock Incentive Plan and ratified the selection of the independent registered public accounting firm. The results of the voting were as follows:

Election	of Directors

Director	For	Withheld
Stuart C. Siegel	1,964,992	370,170
Robert L. Burrus, Jr.	1,703,092	632,070
Donald W. Colbert	1,965,272	369,890
Stewart M. Kasen	1,965,315	369,847
Andrew M. Lewis, Ph.D.	2,309,618	25,544
Steven A. Markel	1,703,415	631,747
Karen L. Newman, Ph.D.	2,314,941	20,221
Troy A. Peery, Jr.	2,314,941	20,221
Marshall B. Wishnack	2,314,941	20,221

Re-Approval of Certain Components of the S&K Famous Brands, Inc. 1999 Stock Incentive Plan

For	Against	Abstain
1,751,205	47,761	1,120

Ratification of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm

For	Against	Abstain
2,334,414	328	420

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.	Articles of incorporation and bylaws

(a)	Registrant’s Amended and Restated Articles of Incorporation (conformed to include amendments to date), filed as Exhibit 3(a) to registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, are expressly incorporated herein by this reference.

(b)	Amendment to registrant’s Bylaws dated March 26, 2002 and registrant’s amended and restated Bylaws (conformed to include amendments to date), filed as Exhibit 3(b) to the registrant’s Quarterly Report on From 10-Q for the quarter ended July 31, 1999, are expressly incorporated herein by this reference

31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports furnished or filed on Form 8-K during the three months ended May 1, 2004 were as follows:

Form 8-K furnished to the Securities and Exchange Commission on March 16, 2004 providing a news release relating to financial results for the fourth quarter and year ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S & K FAMOUS BRANDS, INC.
(Registrant)

Date: June 1, 2004	/s/ Robert E. Knowles
Robert E. Knowles
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)

Date: June 1, 2004	/s/ Janet L. Jorgensen
Sr. Vice President and Controller
Chief Accounting Officer
(Principal Accounting Officer)