Form 10-Q
period 2004-07-31
S&K FAMOUS BRANDS INC
filed 2004-09-01
CIK 723924

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Yes               No     X

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of July 31, 2004.

2,490,298 shares of Common Stock, $0.50 par value

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

S & K FAMOUS BRANDS, INC.

Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	$40,479	$41,128	$91,389	$85,147
Cost of sales	22,567	22,599	50,513	45,582

Gross profit	17,912	18,529	40,876	39,565

Other costs and expenses:
Selling, general and administrative	17,226	17,338	36,577	35,081
Interest	66	124	109	218
Depreciation and amortization	753	761	1,503	1,519
Other, net	67	(28)	29	(53)

Income (loss) before income taxes	(200)	334	2,658	2,800
Provision (benefit) for income taxes	(76)	127	1,010	1,064

Net income (loss)	$(124)	$207	$1,648	$1,736

Earnings (loss) per common share:
Basic	$(0.05)	$0.08	$0.66	$0.71

Diluted	$(0.05)	$0.08	$0.62	$0.68

Weighted average common shares outstanding – basic	2,490	2,453	2,492	2,462
Dilutive effect of stock options and performance awards	—	123	165	78

Weighted average common shares outstanding including dilutive potential common shares	2,490	2,576	2,657	2,540

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Balance Sheets

(In thousands, except per share amounts)

	July 31, 2004	August 2, 2003	January 31, 2004
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,002	$2,441	$2,384
Accounts receivable	550	392	407
Merchandise inventories	55,165	53,186	48,477
Prepaid income taxes	477	484	—
Other current assets	3,981	3,011	3,981

Total current assets	62,175	59,514	55,249

Property and equipment, at cost:
Land and buildings	6,607	6,607	6,607
Furniture, fixtures and equipment	18,530	17,270	18,227
Leasehold improvements	18,439	17,668	18,038

	43,576	41,545	42,872
Less: Accumulated depreciation and amortization	28,452	26,208	27,275

	15,124	15,337	15,597

Other assets	4,121	7,297	3,994

	$81,420	$82,148	$74,840

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of long-term debt	$403	$2,346	$403
Book overdrafts	1,916	1,887	1,977
Accounts payable	11,280	10,217	11,686
Accrued compensation and related items	1,595	1,435	2,887
Current and deferred income taxes	92	91	92
Other current liabilities	2,082	2,010	2,264

Total current liabilities	17,368	17,986	19,309

Long-term debt	10,810	14,395	4,161
Other long-term liabilities	2,572	1,842	2,250
Deferred income taxes	1,164	1,505	1,292

Commitments & Contingencies

Shareholders’ equity:
Preferred stock, $1 par value; authorized shares, 500; issued and outstanding shares, none
Common stock, $.50 par value, authorized shares, 10,000; issued and outstanding shares, 2,490, 2,452 and 2,490, respectively	1,245	1,226	1,245
Capital in excess of par value	288	—	277
Notes receivable—Stock Purchase Loan Plan	(885)	(974)	(904)
Retained earnings	48,858	46,168	47,210

	49,506	46,420	47,828

	$81,420	$82,148	$74,840

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Statements of Cash Flows

Increase (Decrease) in Cash

(In thousands) (unaudited)

	Six Months Ended
	7/31/04	8/2/03
Cash flows from operating activities:
Net income	$1,648	$1,736
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	1,857	1,819
Proceeds received on insurance claim	—	240
Gain on insurance claim	—	(11)
Loss on property dispositions, net	98	26
Changes in assets and liabilities:
Accounts receivable	(144)	(78)
Merchandise inventories	(6,689)	(7,342)
Other current and non-current assets	(63)	218
Accounts payable and accrued expenses	(1,770)	(2,840)
Current and deferred income taxes	(601)	(247)
Other long-term liabilities	322	152

Net cash used for operating activities	(5,342)	(6,327)

Cash flows from investing activities:
Capital expenditures	(1,484)	(1,051)
Proceeds from property dispositions	23	11
Premium payments under life insurance policies	(84)	(91)

Net cash used for investing activities	(1,545)	(1,131)

Cash flows from financing activities:
Net borrowings under revolving bank loans	6,850	6,150
Repayment under line of credit and real estate debt	(202)	(687)
Repurchase of common stock	(143)	(678)

Net cash provided by financing activities	6,505	4,785

Net decrease in cash & cash equivalents	(382)	(2,673)
Cash & cash equivalents at beginning of period	2,384	5,114

Cash & cash equivalents at end of period	$2,002	$2,441

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$98	$165
Cash paid during the period for income taxes, net	1,611	1,388
Non-cash financing activities –
Principal forgiveness on Stock Purchase Loan Plan	19	21
Issuances of common stock	150	155
Reduction in income taxes payable from benefit of stock options	4	—

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

C.	Earnings per Share

Options to purchase approximately 71,000 shares of common stock at prices ranging from $7.38 to $11.94 per share, and the related effects on income, were excluded from the diluted earnings per share calculation for the three months ended July 31, 2004 because the effect was anti-dilutive.

D.	Stock Based Compensation

In the fourth quarter of fiscal 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” on a prospective basis for all new grants of equity instruments (which would include performance awards and stock options) effective February 2, 2003. Prior to fiscal 2004, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the three months ended July 31, 2004 and August 2, 2003.

(in thousands except per share amounts)		3 months ended		6 months ended
		7/31/04	8/02/03	7/31/04	8/02/03
Net income (loss), as reported		$(124)	$207	$1,648	$1,736
Add:	Stock-based compensation expense included in reported net income, net of taxes	91	94	181	126
Deduct:	Total stock-based compensation expense determined under the fair value based method for all awards, net of taxes	(104)	(119)	(208)	(176)

Pro forma net income (loss)		$(137)	$182	$1,621	$1,686

Basic earnings (loss) per share:
	As reported	$(0.05)	$0.08	$0.66	$0.71
	Pro forma	(0.06)	0.07	0.65	0.68

Diluted earnings (loss) per share:
	As reported	$(0.05)	$0.08	$0.62	$0.68
	Pro forma	(0.06)	0.07	0.61	0.66

E.	Expansion

Since the end of the first quarter the Company has opened three new stores: West Des Moines, Iowa (3,110 square feet), Stafford, Virginia (3,600 square feet) and Charleston, West Virginia (3,600 square feet), relocated one store in Auburn Hills, Michigan (3,500 square feet) and closed six underperforming stores: Dawsonville, Georgia (3,200 square feet); Birch Run, Michigan (3,500 square feet); Buffalo, New York (5,600 square feet); Lancaster, Ohio (3,000 square feet); Memphis, Tennessee (4,000 square feet); and Grapevine, Texas (2,750 square feet).

Year-to-date the Company has opened five new stores, relocated two stores and closed six stores. The profit impact of the closings was not significant to the Company’s financial position or results of operations.

F.	Other Matters

During the first quarter of fiscal 2005, the Company issued 7,816 shares of its common stock to the S&K Famous Brands Employees’ Savings/Profit Sharing Plan, which resulted in an increase in Shareholders’ Equity of $150,000. This $150,000 expense was accrued in fiscal 2004.

G.	New Accounting Pronouncements

In early 2004, the Financial Accounting Standards Board (“FASB”) adopted FASB Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This pronouncement does not have any impact on the Company’s financial statements.

Item 2.    MANAGEMENT’S DISCUSSION AND FINANCIAL REVIEW

Information regarding forward-looking statements.

The statements contained in this quarterly report that are not historical facts, including statements about management’s expectations for fiscal 2005 and beyond, may be forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors that could cause the Company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include, but are not limited to, those discussed in the Company’s Annual Report on Form10-K.

Three Months and Six Months Ended July 31, 2004 Compared to Three Months and Six Months Ended August 2, 2003

RESULTS OF OPERATIONS

The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three-months and six-months ended July 31, 2004 and August 2, 2003.

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	7/31/04	8/2/03	7/31/04	8/2/03
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.7	54.9	55.3	53.5

Gross profit	44.3	45.1	44.7	46.5
Other costs and expenses:
Selling, general and administrative	42.5	42.2	40.0	41.2
Interest	0.2	0.3	0.1	0.3
Depreciation and amortization	1.9	1.9	1.7	1.8
Other, net	0.2	(0.1)	—	(0.1)

Income (loss) before incomes taxes	(0.5)	0.8	2.9	3.3
Provision (benefit) for income taxes	(0.2)	0.3	1.1	1.3

Net income (loss)	(0.3)%	0.5%	1.8%	2.0%

Net sales in the second quarter of fiscal 2005 decreased 1.6%, or $0.6 million, to $40.5 million compared to $41.1 million for the same period last year. Comparable store sales decreased 4.3% over the same fiscal 2004 period. This decrease was primarily attributable to a reduction in transaction counts and to sluggish sales in the sportcoats and sportswear categories. For the six-month period, net sales increased by 7.3%, or $6.2 million, to $91.4 million compared to $85.1 million last year. Comparable store sales for the six-month period were up 4.6% over last year which was primarily due to stronger sales in suits and to increased average sale. During the second quarter of fiscal 2005 the Company opened two new stores, relocated one store and closed three stores. There were 239 stores in operation at July 31, 2004 and August 2, 2003.

Cost of sales in the second quarter of fiscal 2005 was 55.7% of net sales compared to 54.9% of net sales for the same period last year. The 0.8% of net sales increase in the quarter was primarily due to sales shifting to lower margin categories and to taking higher markdowns to clear seasonal goods, offset in part by lower inventory shrinkage. For the six-month period cost of sales was 55.3% of net sales in fiscal 2005 versus 53.5% of net sales for the same period last year. The 1.8% of net sales increase was primarily due to sales shifting to lower margin categories and to taking higher markdowns designed to increase store traffic and clear seasonal goods.

Selling, general and administrative expenses in the second quarter of fiscal 2005 were 42.5% of net sales compared to 42.2% of net sales in the same quarter last year. This 0.3% of net sales increase is primarily due to incurring planned occupancy and advertising costs while sales were below expectations. For the first six months in fiscal 2005, selling, general and administrative expenses were 40.0% of net sales compared to 41.2% of net sales last year. The six-month decrease of 1.2% of net sales was due primarily to leveraging planned advertising and occupancy costs on higher sales.

Interest expense in the second quarter of fiscal 2005 was $66,000 or 0.2% of net sales compared to $124,000 or 0.3% of net sales last year. For the six-month period interest expense was $109,000 or 0.1% of net sales versus $218,000 or 0.3% of net sales in fiscal 2004. These decreases were attributable to reductions in long-term debt as the Company repaid over $6.0 million under its Credit Facility in the second half of fiscal 2004.

Other, net in the second quarter was an expense of $67,000 or 0.2% of net sales in fiscal 2005 compared to income of $28,000 or (0.1)% of net sales in fiscal 2004. For the six-month period, other, net was expense of $29,000 in fiscal 2005 versus income of $53,000 in fiscal 2004. Fiscal 2005 amounts included higher costs associated with stores closed.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. During the six months ended July 31, 2004, the Company opened four new stores, relocated two stores and closed three other locations, which were performing below the Company’s sales and profitability expectations. Since July 31, 2004 the Company has opened one new store and closed three other locations. For the remainder of fiscal 2005, the Company believes it will open four to five more new stores and close/relocate four to five under-performing stores. The Company does not expect this activity to significantly impact liquidity or capital resources, including its debt covenants.

Operating activities in the first six months of fiscal 2005 and 2004 used net cash of approximately $5.3 million and $6.3 million, respectively. This $1.0 million improvement was primarily due to this year’s slower growth of payables, and reduced inventory growth, offset in part by increased estimated income tax payments.

Net cash used for investing activities was primarily for the purpose of store expansion, and to a lesser degree, remodeling and technology-related purchases. Capital expenditures for the first six months of fiscal 2005 and 2004 approximated $1.5 million and $1.1 million, respectively. Capital expenditures for fiscal 2005 included the costs of building five new stores and remodeling twelve stores while fiscal 2004 included the costs for building two new stores and remodeling twelve stores.

Financing activities for the first six months of fiscal 2005 and 2004 provided net cash of approximately $6.5 million and $4.8 million, respectively. Approximately $6.9 million and $6.2 million respectively, was generated from the Company’s revolving bank loans. In the fiscal 2005 period, the Company used approximately $0.2 million to repay the term loan debt and used $0.1 million to repurchase 7,800 shares of its common stock. In the fiscal 2004 period the Company used approximately $0.7 million to repay the line of credit and term loan debt and used $0.7 million to repurchase approximately 70,000 shares of its common stock. As of July 31, 2004, the Company had net unused commitments of approximately $19.2 million under the Credit Facility and was in compliance with all covenants.

Contractual Obligations

The Company’s contractual obligations to make future payments under its Credit Facility and lease obligations are summarized as follows:

Payments due by Period ($ millions)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$11.2	$0.4	$0.8	$10.0	$—
Operating leases	40.0	13.5	15.6	7.7	3.2
Total contractual obligations	$51.2	$13.9	$16.4	$17.7	$3.2

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

Off Balance Sheet Arrangements

At July 31, 2004, the Company does not have transactions, arrangements or relationships with “special purpose” entities and does not have any off balance sheet arrangements except for Letters of Credit approximating $0.3 million expiring September 2004.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of fiscal 2005 there were no material changes in the Company’s market risk exposure or in management strategy as stated in the Company’s 2003 Annual Report.

Item 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed in Item 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs	(a)
$3,832,000
5/02/04 –5/29/04	—	—	—
5/30/04 – 7/03/04	—	—	—		—
7/04/04 –7/31/04	—	—	—		—
Total	—	—	—		$3,832,000

(a)	On November 30, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to $2.5 million worth of shares of the Company’s outstanding common stock. This authorization was subsequently increased from time to time, to an aggregate of $15 million, as disclosed in the Company’s press releases and SEC filings. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. There is no expiration date.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information regarding the matters submitted to shareholders at the annual meeting on May 20, 2004 and related voting results was included in the Company’s Form 10-Q for the quarterly period ended May 1, 2004.

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

31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports furnished or filed on Form 8-K during the fiscal quarter ended July 31, 2004 were as follows:

Form 8-K furnished to the Securities and Exchange Commission on May 20, 2004 to record, under Item 12, the Company’s issuance of a release relating to financial results for the first quarter ended May 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S & K FAMOUS BRANDS, INC.
(Registrant)

Date: September 1, 2004	/s/ Robert E. Knowles
Robert E. Knowles
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)

Date: September 1, 2004	/s/ Janet L. Jorgensen
Janet L. Jorgensen
Senior Vice President and Controller
Chief Accounting Officer
(Principal Accounting Officer)