Form 10-Q
period 2004-10-30
S&K FAMOUS BRANDS INC
filed 2004-12-02
CIK 723924

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of October 30, 2004

2,490,298 shares of Common Stock, $0.50 par value

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

S & K FAMOUS BRANDS, INC.

Statements of Income

(in thousands, except earnings per share)

(unaudited)

	Three Months Ended		Nine Months Ended
	10/30/04	11/1/03	10/30/04	11/1/03
Net sales	$42,585	$40,313	$133,974	$125,460
Cost of sales	23,452	21,779	73,965	67,361

Gross profit	19,133	18,534	60,009	58,099
Other costs and expenses:
Selling, general and administrative	18,018	17,425	54,595	52,506
Interest	116	140	225	357
Depreciation and amortization	745	759	2,248	2,280
Other, net	1	62	30	8

Income before income taxes	253	148	2,911	2,948
Provision for income taxes	96	56	1,106	1,120

Net income	$157	$92	$1,805	$1,828

Earnings per common share:
Basic	$0.06	$0.04	$0.72	$0.74

Diluted	$0.06	$0.04	$0.68	$0.71

Weighted average common shares outstanding - basic	2,490	2,476	2,491	2,467
Dilutive effect of stock options and performance awards	167	155	166	103

Weighted average common shares outstanding including dilutive potential shares	2,657	2,631	2,657	2,570

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Balance Sheets

(In thousands, except per share amounts)

	October 30, 2004	November 1, 2003	January 31, 2004
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,162	$2,571	$2,384
Accounts receivable	466	538	407
Merchandise inventories	61,610	59,778	48,477
Prepaid income taxes	319	743	—
Other current assets	3,595	3,271	3,981

Total current assets	68,152	66,901	55,249

Property and equipment, at cost:
Land and buildings	6,607	6,607	6,607
Furniture, fixtures and equipment	19,101	17,779	18,227
Leasehold improvements	18,574	17,812	18,038

	44,282	42,198	42,872
Less: Accumulated depreciation and amortization	28,731	26,623	27,275

	15,551	15,575	15,597
Other assets	4,487	7,383	3,994

	$88,190	$89,859	$74,840

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of long-term debt	$403	$2,346	$403
Book overdrafts	2,232	2,433	1,977
Accounts payable	18,620	18,478	11,686
Accrued compensation and related items	1,051	885	2,887
Current and deferred income taxes	93	92	92
Other current liabilities	2,204	2,078	2,264

Total current liabilities	24,603	26,312	19,309

Long-term debt	9,759	13,209	4,161
Other long-term liabilities	3,123	2,085	2,250
Deferred income taxes	1,032	1,502	1,292
Commitments
Shareholders’ equity:
Preferred stock, $1 par value; authorized shares, 500; issued and outstanding shares, none
Common stock, $.50 par value, authorized shares, 10,000; issued and outstanding shares, 2,490, 2,484 and 2,490, respectively	1,245	1,242	1,245
Capital in excess of par value	288	—	277
Notes receivable—Stock Purchase Loan Plan	(875)	(964)	(904)
Retained earnings	49,015	46,473	47,210

	49,673	46,751	47,828

	$88,190	$89,859	$74,840

See Notes to Financial Statements.

S & K FAMOUS BRANDS, INC.

Statements of Cash Flows

Increase (Decrease) in Cash

(In thousands) (unaudited)

	Nine Months Ended
	10/30/04	11/01/03
Cash flows from operating activities:
Net income	$1,805	$1,828
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	2,788	2,728
Proceeds received on insurance claim	—	240
Gain on insurance claim	—	(11)
Loss on property dispositions, net	137	123
Changes in assets and liabilities:
Accounts receivable	(59)	(224)
Merchandise inventories	(13,134)	(13,934)
Other current and non-current assets	(38)	(113)
Accounts payable and accrued expenses	5,471	5,493
Current and deferred income taxes	(574)	(278)
Other long-term liabilities	874	396

Net cash used for operating activities	(2,730)	(3,752)

Cash flows from investing activities:
Capital expenditures	(2,894)	(2,285)
Proceeds from property dispositions	48	12
Premium payments under life insurance policies	(101)	(116)

Net cash used for investing activities	(2,947)	(2,389)

Cash flows from financing activities:
Net borrowings under revolving bank loans	5,900	5,550
Repayment under line of credit and real estate debt	(302)	(1,274)
Repurchase of common stock	(143)	(678)

Net cash provided by financing activities	5,455	3,598

Net decrease in cash & cash equivalents	(222)	(2,543)
Cash & cash equivalents at beginning of year	2,384	5,114

Cash & cash equivalents at end of period	$2,162	$2,571

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$195	$298
Cash paid during the period for income taxes, net	1,680	1,398
Non-cash financing activities –
Principal forgiveness on Stock Purchase Loan Plan	29	31
Issuances of common stock	150	385
Reduction in income taxes payable from benefit of stock options	4	235

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

The Company’s significant accounting policies are described in Note 1 to the Financial Statements contained in the 2003 Annual Report. The application of these policies may require management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these judgments and estimates, and different amounts could be reported using different assumptions and estimates.

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

C. Deferred Compensation Agreement

The Company’s Board of Directors, upon the recommendation of the Compensation Committee, adopted a Deferred Compensation Plan to provide deferred compensation benefits beginning calendar 2004 to three executive officers of the Company. The Compensation Committee had been considering appropriate alternative benefit arrangements for these executives in light of the termination of their split dollar life insurance arrangements in fiscal 2004 due to the Sarbanes-Oxley Act of 2002 and new IRS positions on such arrangements.

As of October 30, 2004, the Company has accrued $213,000 in expense related to this plan. The Company has also established a trust to provide the deferred compensation benefits to the executives. The payment to the trust of $278,000 for this year is included in Other Assets.

D. Stock Based Compensation

In the fourth quarter of fiscal 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” on a prospective basis for all new grants of equity instruments (which would include performance awards and stock options) effective February 2, 2003. Prior to fiscal 2004, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the three months ended October 30, 2004 and November 1, 2003.

(in thousands except per share amounts)	3 months ended		9 months ended
	10/30/04	11/01/03	10/30/04	11/01/03
Net income, as reported	$157	$92	$1,805	$1,828
Add: Stock-based compensation expense included in reported net income, net of taxes	92	94	273	220
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of taxes	(105)	(119)	(313)	(295)

Pro forma net income	$144	$67	$1,765	$1,753

Basic earnings per share:
As reported	$0.06	$0.04	$0.72	$0.74
Pro forma	0.06	0.03	0.71	0.71

Diluted earnings per share:
As reported	$0.06	$0.04	$0.68	$0.71
Pro forma	0.05	0.03	0.66	0.68

E. Expansion

Since the end of the second quarter, the Company has opened five new stores:

Store Locations		Date Opened	Approximate Square Footage
Alabama:	Spanish Fort (Mobile)	November 17, 2004	3,510
Indiana:	Fort Wayne	October 2, 2004	3,560
Iowa:	Des Moines	August 4, 2004	3,110
Mississippi:	Flowood (Jackson)	November 1, 2004	3,200
South Carolina:	Columbia	September 1, 2004	4,000

During the same period the Company also relocated a total of four stores: in Durham, North Carolina (3,280 square feet), Camp Hill, Pennsylvania (3,750 square feet), Memphis, Tennessee (3,780 square feet), and Madison, Wisconsin (3,500 square feet). Additionally, the Company closed another three under-performing stores in the following cities: Buffalo, New York (5,600 square feet), Germantown (Memphis), Tennessee (4,000 square feet), and West Lancaster, Ohio (3,000 square feet).

Year-to-date, the Company has opened nine new stores, relocated a total of six stores and closed another six stores which had not met sales and earnings expectations. The profit impact of the closings was not significant to the Company’s financial position or results of operations.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three Months and Nine Months Ended October 30, 2004 Compared to Three Months and Nine Months Ended November 1, 2003

RESULTS OF OPERATIONS

The following table sets forth certain items in the Statements of Income as a percentage of net sales for the three months and nine months ended October 30, 2004 and November 1, 2003.

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	10/30/04	11/1/03	10/30/04	11/1/03
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.1	54.0	55.2	53.7

Gross profit	44.9	46.0	44.8	46.3
Other costs and expenses:
Selling, general and administrative	42.3	43.2	40.8	41.8
Interest	0.3	0.4	0.2	0.3
Depreciation and amortization	1.7	1.9	1.7	1.8
Other, net	—	0.2	—	—

Income before income taxes	0.6	0.3	2.1	2.4
Provision for income taxes	0.2	0.1	0.8	0.9

Net income	0.4%	0.2%	1.3%	1.5%

Net sales in the third quarter of fiscal 2005 increased 5.6%, or $2.3 million, compared to the same period last year. Comparable store sales increased 2.5%. For the nine-month period, net sales increased 6.8%, or $8.5 million, compared to the same period last year. Comparable store sales for the nine-month period increased 3.9%. The increases for the three- and nine-month periods were due to growth in average sale and to higher sales of suits and furnishings. During the third quarter of fiscal 2005, the Company opened four new stores, relocated two others and closed two under-performing stores. There were 239 stores in operation as of October 30, 2004 and 237 stores as of November 1, 2003.

Cost of sales in the third quarter of fiscal 2005 was 55.1% of net sales compared to 54.0% of net sales for the same period last year. This 1.1% of net sales increase in the quarter was primarily due to higher buying and occupancy costs as a component of cost of sales because of an increase in expenses related to purchasing and higher promotional markdowns designed to increase store traffic. To a lesser degree, the cost of alterations as a component of cost of sales increased over last year due to higher suit sales. For the nine-month period, cost of sales was 55.2% of net sales compared to 53.7% of net sales last year. The 1.5% of net sales increase in the nine-month period was primarily due to higher markdowns designed to increase store traffic and clear seasonal goods, and to a lesser degree, higher buying and occupancy costs and the cost of alterations as previously discussed.

Selling, general and administrative expenses in the third quarter of fiscal 2005 were 42.3% of net sales compared to 43.2% of net sales last year. For the nine-month period, selling, general and administrative expenses were 40.8% of net sales versus 41.8% of net sales last year. These reductions of 0.9% and 1.0%, respectively, of net sales were due primarily to leveraging of store payroll costs and fixed occupancy costs on higher sales compared to last year.

Interest expense in the third quarter of fiscal 2005 was $116,000, or 0.3% of net sales, compared to $140,000, or 0.4% of net sales, last year. For the nine-month period interest expense was $225,000, or 0.2% of net sales, compared to $357,000, or 0.3% of net sales, last year. These decreases are due to reductions in long-term debt as the Company repaid over $6.0 million under its Credit Facility in fiscal 2004.

Other, net in the third quarter of fiscal 2005 was an expense of $1,000 compared to $62,000 in fiscal 2004, primarily related to lower costs associated with stores which have been closed. Other, net for the nine-month period of fiscal 2005 was an expense of $30,000 compared to $8,000 in fiscal 2004. Year-to-date, the costs associated with stores which have been closed is $137,000 compared with $123,000 last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its operating activities, including capital expenditures for the opening of new stores, from internally generated funds and from bank borrowings. During the year, the Company has opened nine new stores and relocated six stores. The Company has also closed six other locations which were performing below the Company’s sales and profitability expectations. The Company does not expect this activity to significantly impact liquidity or capital resources, including its debt covenants.

Operating activities in the first nine months of fiscal 2005 and 2004 used net cash of approximately $2.7 million and $3.8 million, respectively. This $1.1 million reduction was primarily due to reduced inventory growth this year and, to a lesser degree, an increase in other long-term liabilities associated with long-term compensation plans.

Net cash used for investing activities was primarily for the purpose of store expansion, and to a lesser degree, remodeling and technology. Capital expenditures for the first nine months of fiscal 2005 and 2004 approximated $2.9 million and $2.3 million, respectively. Capital expenditures for fiscal 2005 included the costs of building eight new stores, relocating five stores and remodeling 12 stores while fiscal 2004 capital expenditures included the costs for building five new stores, relocating four stores and remodeling 12 stores.

Financing activities for the first nine months of fiscal 2005 provided net cash of approximately $5.5 million as a result of borrowing $5.9 million under revolving bank loans offset by repayments of approximately $0.3 million on the real estate debt and by $0.1 million used to repurchase 7,800 shares of common stock. During the first nine months of fiscal 2004 financing activities provided net cash of approximately $3.6 million which was the result of borrowing $5.6 million under revolving bank loans offset by repayments of approximately $1.3 million on the line of credit and real estate debt and by $0.7 million used to repurchase approximately 70,000 shares of common stock. As of October 30, 2004, the Company had net unused commitments of approximately $20.1 million under the Credit Facility and was in compliance with all covenants.

Contractual Obligations

The Company’s contractual obligations to make future payments under its Credit Facility and lease obligations are summarized as follows:

Payments due by Period ($ in millions)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$10.2	$0.4	$9.8	$—	$—
Operating leases	38.6	12.5	15.0	6.2	4.9

Total contractual obligations	$48.8	$12.9	$24.8	$6.2	$4.9

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

Off Balance Sheet Arrangements

At October 30, 2004, the Company does not have transactions, arrangements or relationships with “special purpose” entities, and does not have any off balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2005 there were no material changes in the Company’s market risk exposure or in management strategy as stated in the Company’s 2003 Annual Report.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
$3,832,000
8/01/04 – 8/28/04	—	—	—
8/29/04 – 10/2/04	—	—	—	—
10/3/04 – 10/30/04	—	—	—	—
Total	—	—	—	$3,832,000

(a)	On November 30, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to $2.5 million worth of shares of the Company’s outstanding common stock. This authorization was subsequently increased from time to time, to an aggregate of $15 million, as disclosed in the Company’s press releases and SEC filings. Purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. There is no expiration date.

Item 6. EXHIBITS

3.	Articles of incorporation and bylaws

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

S & K FAMOUS BRANDS, INC.
(Registrant)

Date: December 2, 2004	/s/ Robert E. Knowles
Robert E. Knowles
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer)

Date: December 2, 2004	/s/ Janet L. Jorgensen
Janet L. Jorgensen
Sr. Vice President and Controller
Chief Accounting Officer
(Principal Accounting Officer)